Form 10-Q
period 2008-07-31
Azure International, Inc.
filed 2008-09-02
CIK 1435181

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended July 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ____________ to _____________

                         Commission File No. 333-151350

                            Azure International, Inc.
                 (Name of small business issuer in its charter)

           Nevada                                         26-1469720
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

                          20 Peresveta Street, Suite 26
                             Bryansk, Russia 241019
                    (Address of principal executive offices)

                                 7-905-177-4726
                           (Issuer's telephone number)

Securities registered pursuant to                       Name of each exchange on
     Section 12(b) of the Act:                              which registered:
     -------------------------                              -----------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                              Common Stock, $0.001
                                (Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

          Applicable Only to Issuer Involved in Bankruptcy Proceedings
                        During the Preceding Five Years.

                                      N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

                    Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

      Class                                      Outstanding as of July 31, 2008
      -----                                      -------------------------------
Common Stock, $0.001                                          5,250,000

                            AZURE INTERNATIONAL, INC.

                                    Form 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3
           Balance Sheets
           Statements of Operations
           Statements of Cash Flows
           Notes to Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          14

Item 4.  Controls and Procedures                                             14

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         15

Item 3.  Defaults Upon Senior Securities                                     15

Item 4.  Submission of Matters to a Vote of Security Holders                 15

Item 5.  Other Information                                                   15

Item 6.  Exhibits                                                            16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

                            AZURE INTERNATIONAL, INC
                              FINANCIAL STATEMENTS
                                  JULY 31, 2008

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Balance Sheets
--------------------------------------------------------------------------------

                                                                         July 31,           April 30,
                                                                           2008               2008
                                                                         --------           --------
                                                                        (Unaudited)         (Audited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                   $ 19,495           $ 30,619
                                                                         --------           --------

      TOTAL ASSETS                                                       $ 19,495           $ 30,619
                                                                         ========           ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LONG TERM LIABILITIES
  Loan from Director                                                     $    788           $    788
                                                                         --------           --------

      TOTAL LONG TERM LIABILITIES                                             788                788
                                                                         --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $0.001par value, 75,000,000 shares authorized;
   5,250,000 shares issued and outstanding                                  5,250              5,250
  Additional paid-in-capital                                               26,250             26,250
  Deficit accumulated during the development stage                        (12,793)            (1,669)
                                                                         --------           --------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                       18,707             29,831
                                                                         --------           --------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $ 19,495           $ 30,619
                                                                         ========           ========


   The accompanying notes are an integral part of these financial statements.

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Statements of Operations
(Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months       From Inception on
                                                                Ended         November 26, 2007 to
                                                               July 31,             July 31,
                                                                 2008                 2008
                                                              ----------           ----------
EXPENSES
  General and Administrative Expenses                         $   11,124           $   12,793
                                                              ----------           ----------
      Net (loss) from Operation before Taxes                     (11,124)             (12,793)

Provision for Income Taxes                                             0                    0
                                                              ----------           ----------

Net (loss)                                                    $  (11,124)          $  (12,793)
                                                              ==========           ==========

(LOSS) PER COMMON SHARE - BASIC AND DILUTED                   $    (0.00)
                                                              ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           5,250,000
                                                              ==========


   The accompanying notes are an integral part of these financial statements.

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Statement of Stockholders' Equity
From Inception on November 26, 2007 to July 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

                                                                                             Deficit
                                                                                           Accumulated
                                                 Number of                  Additional       During
                                                  Common                     Paid-in       Development
                                                  Shares        Amount       Capital          Stage         Total
                                                  ------        ------       -------          -----         -----
Balance at inception on November 26, 2008

February 4, 2008
Common shares issued for cash at $0.001          3,000,000     $ 3,000      $     --        $     --      $  3,000

February 12, 2008
Common shares issued for cash at $0.01           2,100,000       2,100        18,900              --        21,000

March 11, 2008
Common shares issued for cash at $0.05             150,000         150         7,350              --         7,500

Net (loss)                                              --          --            --          (1,669)       (1,669)
                                                 ---------     -------      --------        --------      --------

Balance as of April 30, 2008                     5,250,000       5,250        26,250          (1,669)       29,831
                                                 ---------     -------      --------        --------      --------

Net (Loss)                                              --          --            --         (11,124)      (11,124)
                                                 ---------     -------      --------        --------      --------

Balance as of July 31, 2008                      5,250,000     $ 5,250      $ 26,250        $(12,793)     $ 18,707
                                                 =========     =======      ========        ========      ========


   The accompanying notes are an integral part of these financial statements.

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months       From Inception on
                                                          Ended         November 26, 2007 to
                                                         July 31,             July 31,
                                                           2008                 2008
                                                         --------             --------
OPERATING ACTIVITIES
  Net (loss)                                             $(11,124)            $(12,793)
                                                         --------             --------

      Net cash (used) for operating activities            (11,124)             (12,793)
                                                         --------             --------
FINANCING ACTIVITIES
  Loans from Director                                          --                  788
  Sale of common stock                                         --               31,500
                                                         --------             --------

      Net cash provided by financing activities                --               32,288
                                                         --------             --------

Net increase (decrease) in cash and equivalents           (11,124)              19,495

Cash and equivalents at beginning of the period            30,619                   --
                                                         --------             --------

Cash and equivalents at end of the period                $ 19,495             $ 19,495
                                                         ========             ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest                                               $     --             $     --
                                                         ========             ========
  Taxes                                                  $     --             $     --
                                                         ========             ========

NON-CASH ACTIVITIES                                      $     --             $     --
                                                         ========             ========


   The accompanying notes are an integral part of these financial statements.

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

1. ORGANIZATION AND BUSINESS OPERATIONS

AZURE INTERNATIONAL, INC ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7") and its efforts are primarily devoted to marketing and distributing shower rooms to North American market. The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 26, 2007 through July 31, 2008 the Company has accumulated losses of $12,793.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) BASIS OF PRESENTATION
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

b) GOING CONCERN
The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $12,793 as of July 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

c) CASH AND CASH EQUIVALENTS
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

d) USE OF ESTIMATES AND ASSUMPTIONS
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e) FOREIGN CURRENCY TRANSLATION
The Company's functional currency and its reporting currency is the United States dollar.

f) FINANCIAL INSTRUMENTS
The carrying value of the Company's financial instruments approximates their fair value because of the short maturity of these instruments.

g) STOCK-BASED COMPENSATION
Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 and 123 (R). To date, the Company has not adopted a stock option plan and has not granted any stock options.

h) INCOME TAXES
Income taxes are accounted for under the assets and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

i) BASIC AND DILUTED NET LOSS PER SHARE
The Company computes net loss per share in accordance with SFAS No. 128,"Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

j) FISCAL PERIODS
The Company's fiscal year end is April 30.

k) RECENT ACCOUNTING PRONOUNCEMENTS
In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the
Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company's future reported financial position or results of operations.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN No. 48 will require companies to include additional qualitative and quantitative disclosures within their financial statements. The disclosures will include potential tax benefits from positions taken for tax return purposes that have not been recognized for financial reporting purposes and a tabular presentation of significant changes during each period. The disclosures will also include a

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

discussion of the nature of uncertainties, factors which could cause a change, and an estimated range of reasonably possible changes in tax uncertainties. FIN No. 48 will also require a company to recognize a financial statement benefit for a position taken for tax return purposes when it will be more-likely-than-not that the position will be sustained. FIN No. 48 will be effective for fiscal years beginning after December 15, 2006.

On September 15, 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS No. 157 will require the fair value of an asset or liability to be based on a market based measure which will reflect the credit risk of the company. SFAS No. 157 will also require expanded disclosure requirements which will include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. SFAS No. 157 will be applied prospectively and will be effective for fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years.

In September 2006, the Financial Accounting Standards Board issued FASB Statement No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS 158"). SFAS 158 requires the Company to record the funded status of its defined benefit pension and other postretirement plans in its financial statements. The Company is required to record an asset in its financial statements if a plan is over funded or record a liability in its financial statements if a plan is under funded with a corresponding offset to shareholders' equity. Previously unrecognized assets and liabilities are recorded as a component of shareholders' equity in accumulated other comprehensive income, net of applicable income taxes. SFAS 158 also requires the Company to measure the value of its assets and liabilities as of the end of its fiscal year ending after December 15, 2008. The Company has implemented SFAS 158 using the required prospective method. The recognition provisions of SFAS 158 are effective for the fiscal year ending after December 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company has not yet determined the impact that the adoption of FSP 00-19-2 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

AZURE INTERNATIONAL, INC
(A Development Stage Company)
Notes To The Financial Statements
July 31, 2008
(Unaudited)
--------------------------------------------------------------------------------

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. In February 2008, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In February 2008, the Company issued 2,100,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $21,000.

In March 2008, the Company also issued 150,000 shares of common stock at a price of $0.05 per share for total cash proceeds of $7,500.

During the period November 26, 2007 (inception) to April 30, 2008, the Company sold a total of 5,250,000 shares of common stock for total cash proceeds of $31,500.

4. INCOME TAXES

As of July 31, 2008, the Company had net operating loss carry forwards of approximately $12,793 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

5. CONTRACT

On March 6, 2008 the Company concluded a Marketing and Sales Distribution agreement with Daqing Solo Company, Ltd. to purchase shower rooms directly from manufacturer and market and distribute the products in North America.

6. REGISTRATION STATEMENT

On June 2, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") . On June 10, 2008, the SEC declared the registration statement effective.

                           FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of
Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Azure International, Inc. was incorporated under the laws of the State of Nevada on November 26, 2007. Our registration statement has been filed with the Securities and Exchange Commission on June 2, 2008 and has been declared effective on June 10, 2008. We have filed a 15c2-11 with the Financial Industry Regulatory Authority ("FINRA") and were approved to commence trading on the Over-the-Counter Bulletin Board on July 11, 2008.

Our shares of common stock trade on the Over-the-Counter Bulletin Board under the symbol "AZII:OB".

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Azure International," refers to Azure International, Inc.

CURRENT BUSINESS OPERATIONS

As of the date of this Quarterly Report, we have not started operations. We intend to market and distribute shower cabins in both the wholesale and retail market throughout North America.

Our sole supplier, Daqing Solo Company, Ltd. is a manufacturer and distributor specializing in the design, production and trade of various types of shower products including assembled showers, simple showers, computerized showers, steam showers, and massage showers. Daqing Solo Company, Ltd. distributes residential and commercial shower cabins in China and other countries. We intend to market and distribute their shower cabins in North America to contractors and homebuilders, chain and retail stores and distributors of plumbing equipment and sanitary ware.

We executed a Marketing and Sales Distribution Agreement (the "Agreement") dated March 6, 2008 with our suppler, Daqing Solo Company, Ltd. According to the terms of the Agreement, Daqing Solo has agreed to manufacture and supply wide variety of shower cabins according to their current prices. The company has agreed to provide us with a stylish and exclusive range of residential and commercial shower cabins that can satisfy a broad spectrum of wants and needs. In addition to their wide product range, they can also fulfill customized orders.

RESULTS OF OPERATION

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

THREE MONTH PERIOD ENDED JULY 31, 2008 COMPARED TO THE PERIOD FROM INCEPTION (NOVEMBER 26, 2007) TO JULY 31, 2008

Our net loss for the three-month period ended July 31, 2008 was approximately ($11,124) compared to a net loss of ($12,793) during the period from inception (November 26, 2007) to July 31, 2008. During the three-month period ended July 31, 2008, we did not generate any revenue.

During the three-month period ended July 31, 2008, we incurred general and administrative expenses of approximately $11,124 compared to $12,793 incurred during the period from inception (November 26, 2007) to July 31, 2008. General and administrative expenses incurred during the three-month period ended July 31, 2008 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Our net loss during the three-month period ended July 31, 2008 was ($11,124) or ($0.00) per share compared to a net loss of ($12,793) or ($0.00) per share during the period from inception (November 26, 2007) to July 31, 2008. The weighted average number of shares outstanding was 5,250,000 for the three-month period ended July 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

THREE-MONTH PERIOD ENDED JULY 31, 2008

As at the three-month period ended July 31, 2008, our current assets were $19,495 and our total liabilities were $788, which resulted in a working capital surplus of $18,707. As at the three-month period ended July 31, 2008, current assets were comprised of $19,495 in cash compared to $30,619 in current assets at fiscal year ended April 30, 2008.

Stockholders' equity decreased from $29,831 for fiscal year ended April 30, 2008 to $18,707 for the three-month period ended July 31, 2008.

CASH FLOWS FROM OPERATING ACTIVITIES

We have not generated positive cash flows from operating activities. For the three-month period ended July 31, 2008, net cash flows used in operating activities was ($11,124) consisting primarily of a net loss of ($11,124). Net cash flows used in operating activities was ($12,793) for the period from inception (November 26, 2007) to July 31, 2008.

CASH FLOWS FROM FINANCING ACTIVITIES

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three-month period ended July 31, 2008, we did not generate net cash from financing activities. For the period from inception (November 26, 2007) to July 31, 2008, net cash provided by financing activities was $32,288 received from sale of common stock and loan from Director.

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

PLAN OF OPERATION AND FUNDING

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities,  and debt  issuances.  Thereafter,  we  expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

On June 2, 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended (the "1933 Securities Act"), relating to the public offering of 2,250,000 shares of our common stock by certain selling shareholders (the "Selling Shareholders") named in the Registration Statement. The Selling Shareholders will sell our shares of common stock at $0.10 per share until our shares are quoted on the OTC Bulletin Board and thereafter at prevailing market prices or privately negotiated prices. We will not receive any proceeds from the sale of these shares of common stock.

MATERIAL COMMITMENTS

As of the date of this Quarterly Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our April 30, 2008 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

EXCHANGE RATE

Our reporting currency is United States Dollars ("USD"). Currently, we are required by contract with our supplier to buy products in US Dollars, but all our supplier's operations are in Chinese Yuan, so we are affected by changes in foreign exchange rates. The Chinese Renminbi ("RMB") has been informally pegged to the USD. However, China is under international pressure to adopt a more flexible exchange rate system. If the RMB were no longer pegged to the USD, rate fluctuations may have a material impact on the Company's consolidated financial reporting and make realistic revenue projections difficult. For the last year Chinese Yuan has risen 10% against US Dollar. To protect our business, we may enter into foreign currency exchange contracts with major financial institutions to hedge the overseas purchase transactions and limit our exposure to those fluctuations. If we are not able to successfully protect ourselves against those currency rate fluctuations, then our profits on the products subject to those fluctuations would also fluctuate and could cause us to be less profitable or incur losses, even if our business is doing well.

INTEREST RATE

Interest rates in China are low and stable and inflation is well controlled, due to the habit of the population to deposit and save money in the banks (among with other reasons, such as the People's Republic of China's perennial balance of trade surplus). Any loans will relate primarily to business operations and will be short-term. However debt may be likely to rise with in connection with expansion and were interest rates to rise at the same time, this could become a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks or for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

DEPARTURE OF DIRECTORS OR PRINCIPAL OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF PRINCIPAL OFFICERS.

Effective July 21, 2008, Andrey Deshin resigned as secretary of the Company. As such, we have appointed Larisa Etezova as secretary to the Company.

Larisa Etezova graduated with a Bachelor Degree in Psychology from Moscow Social University in June 2002. Since that time, Ms. Etezova has been self-employed as sole proprietor and involved in wholesale trade. She also provides consulting service for various companies working in distribution of home restoration goods. Ms. Larisa Etezova replaces Mr. Andrey Deshin, who has resigned as secretary but remains President, Treasurer and director of the Company.

ITEM 6. EXHIBITS

Exhibits:

 31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

 31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

 32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d- 14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AZURE INTERNATIONAL, INC.


Dated: August 28, 2008                By: /s/ Andrey Deshin
                                          --------------------------------------
                                          Andrey Deshin, President and
                                          Chief Executive Officer


Dated: August 28, 2008                By: /s/ Andrey Deshin
                                          --------------------------------------
                                          Andrey Deshin, Chief Financial Officer