Form 10-Q
period 2008-10-31
Air Transport Group Holdings, Inc.
filed 2008-12-16
CIK 1435181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended October 31, 2008

[ ] Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________ to __________

                       Commission File Number: 333-151350


                       AIR TRANSPORT GROUP HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

             Nevada                                              98-0491567
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

          7453 Woodruff Way
        Stone Mountain Ga 30087                       Telephone: 404-671-9253
(Address of principal executive offices)         (Registrant's telephone number,
                                                       including area code)

                            Azure International, Inc.
                          20 Peresveta Street, Suite 26
                             Bryansk, Russia 241019
       Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 5,250,000 shares of common stock issued and outstanding at December 12, 2008.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       Air Transport Group Holdings, Inc.
                        (fka Azure International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)


                                                                As of
                                                    October 31,        April 30,
                                                       2008              2008
                                                     --------          --------
                                                                       (Audited)
Assets

Current assets
  Cash                                               $     --          $ 30,619
                                                     --------          --------
Total current assets                                       --            30,619

Total Assets                                         $     --          $ 30,619
                                                     ========          ========

Liabilities

Current liabilities
  Accounts payable                                   $    200          $     --
                                                     --------          --------
Total current liabilities                                 200                --

Long term liabilities
  Loan from Director                                      788               788

                                                     --------          --------
Total Liabilities                                    $    988          $    788
                                                     ========          ========
Equity
  75,000,000 Common Shares Authorized, 5,250,000
   at $0.001 Per Share Issued and Outstanding        $  5,250          $  5,250
  Additional paid-in capital                           26,250            26,250
  Deficit accumulated during development stage        (32,488)           (1,669)
                                                     --------          --------
Total stockholders equity                                (988)           29,831

                                                     --------          --------
Total liabilities and stockholders equity            $      0          $ 30,619
                                                     ========          ========


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                                Income Statement
                             (Stated in Us Dollars)

                                                 Three Months          Six Months         From Inception
                                                    Ended                Ended        (November 26, 2007) to
                                                  October 31,          October 31,          October 31,
                                                     2008                 2008                 2008
                                                  ----------           ----------           ----------
Revenue                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
Expenses
  General and Adminstrative Expenses                  19,495               30,819               32,488
                                                  ----------           ----------           ----------
Total Expenses                                        19,495               30,819               32,488

Provision for Income Tax                                  --                   --                   --

Net Income (Loss)                                 $  (19,495)          $  (30,819)          $  (32,488)
                                                  ==========           ==========           ==========

Basic & Diluted (Loss) per Common Share               (0.004)              (0.006)
                                                  ----------           ----------

Weighted Average Number of Common Shares           5,250,000            5,250,000


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                        (fka Azure International, Inc.)
                         (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception (November 26, 2007) to October 31, 2008
                             (Stated in US Dollars)

                                                                              Deficit
                                                                            Accumulated
                                                                              During
                                           Common Stock         Paid in     Development     Total
                                       Shares       Amount      Capital        Stage        Equity
                                       ------       ------      -------        -----        ------
Shares  issued  for cash -           3,000,000     $ 3,000      $    --      $     --      $  3,000
February 4, 2008

Shares  issued  for cash -
February 12, 2008                    2,100,000       2,100       18,900                      21,000

Shares  issued  for cash -
March 11, 2008                         150,000         150        7,350                       7,500

Net (Loss) for period                                                          (1,669)       (1,669)
                                    ----------     -------      -------      --------      --------
Balance, April 30, 2008              5,250,000       5,250       26,250        (1,669)       29,831


Net (Loss) for period                                                         (30,819)      (30,819)
                                    ----------     -------      -------      --------      --------

Balance, October 31, 2008            5,250,000     $ 5,250      $26,250      $(32,488)     $   (988)
                                    ==========     =======      =======      ========      ========


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                        (fka Azure International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in Us Dollars)

                                                                        Six Months         From Inception
                                                                          Ended        (November 26, 2007) to
                                                                        October 31,          October 31,
                                                                           2008                 2008
                                                                         --------             --------
OPERATING ACTIVITIES
  Net income (loss)                                                      $(30,819)            $(32,488)
  Account Payable                                                             200                  200
                                                                         --------             --------
NET CASH USED IN OPERATING ACTIVITIES                                     (30,619)             (32,288)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES                                          --                   --
                                                                         --------             --------
FINANCING ACTIVITIES
  Common shares issued at founders
   @ $0.001 per share                                                          --                5,250
  Additional paid-in capital                                                   --               26,250
  Loans From Director                                                          --                  788
                                                                         --------             --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      --               32,288

Cash at beginning of period                                                30,619                   --
                                                                         --------             --------

CASH AT END OF PERIOD                                                    $      0             $      0
                                                                         ========             ========
Cash Paid For:
  Interest                                                               $     --             $     --
                                                                         ========             ========
  Income Tax                                                             $     --             $     --
                                                                         ========             ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                           $     --             $     --
                                                                         ========             ========
  Stock issued for accounts payable                                      $     --             $     --
                                                                         ========             ========
  Stock issued for notes payable and interest                            $     --             $     --
                                                                         ========             ========
  Stock issued for convertible debentures and interest                   $     --             $     --
                                                                         ========             ========
  Convertible debentures issued for services                             $     --             $     --
                                                                         ========             ========
  Warrants issued                                                        $     --             $     --
                                                                         ========             ========
  Stock issued for penalty on default of convertible debentures          $     --             $     --
                                                                         ========             ========
  Note payable issued for finance charges                                $     --             $     --
                                                                         ========             ========
  Forgiveness of note payable and accrued interest                       $     --             $     --
                                                                         ========             ========


   The accompanying notes are an integral part of these financial statements.

                        Air Transport Group Holdings, Inc
                        (fka Azure International, Inc.)
                          (A Development Stage Company)
                      Footnotes to the Financial Statements
             From Inception (November 26, 2007) to October 31, 2008
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Air Transport Group Holdings, Inc ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007 under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger ("Articles") with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 26, 2007 through October 31, 2008 the Company has accumulated losses of $32,488.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected an April 30 year-end.

b. Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectability is reasonably assured.

c. Income Taxes

The Company prepares its tax returns on the accrual basis. The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

d. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e. Assets

The company has no cash as of October 31, 2008.

f. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of October 31, 2008 and has paid expenses of $32,488 since inception. For the six-month period ended October 31, 2008 it has incurred expenses of $30,819.

In accordance with FASB/ FAS 142 option 12, paragraph 11 "Intangible Assets Subject to Amortization", a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite. If an intangible asset has been has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life. The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliable determined, a straight-line amortization method shall be used. An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

In accordance with FASB 144, 25, "An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization. If a subtotal such as "income from operations" is presented, it shall include the amount of that loss." The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

g. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At October 31, 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

i. Liabilities

Liabilities  are  made  up  of  current  and  long  term  liabilities.   Current
liabilities include accounts payable of $200 and a loan from a past director of $788 as of October 31, 2008.

Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

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

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. However, the Company has accumulated a loss and is new. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $32,488 for the period from November 26, 2007 (inception) to October 31, 2008 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding Air Transport Group Holdings, Inc (the "Company") capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined below, and, from time to time, in other reports the Company files with the SEC. These factors may cause the Company's actual results to differ materially from any forward-looking statement. The Company disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

As used in this quarterly report, the terms "we," "us," "our," and "our company" mean Air Transport Group Holdings, Inc. unless otherwise indicated. All dollar amounts in this quarterly report are in U.S. dollars unless otherwise stated.

OVERVIEW.

Air Transport Group Holdings, Inc ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007 under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger ("Articles") with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc.

Air Transport Group Holdings is in the business of acquiring aviation, travel, and leisure companies. By acquiring multiple small to mid size companies AITG plans to increase its efficiencies by consolidate management expenses, negotiate preferred rates with vendors, and increase it's asset base.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED OCTOBER 31, 2008.

The accompanying financial statements show that the Company has incurred a net loss of $30,819 for the six month period ended October 31, 2008 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have further advanced the development of our company. We are presently in the development stage of our business and we can provide no assurance of our ability to obtain future profitable operation of our cooperation.

LIQUIDITY AND FINANCIAL CONDITION.

Based on our current operating plan, we do not expect to generate revenue that is sufficient to cover our expenses for at least the next year. In addition, we do not have sufficient cash and cash equivalents to execute our operations for the next year. We will need to obtain additional financing to operate our business for the next twelve months. We will raise the capital necessary to fund our business through a private placement and public offering of our common stock. Additional financing, whether through public or private equity or debt financing, arrangements with shareholders or other sources to fund operations, may not be available, or if available, may be on terms unacceptable to us. Our ability to maintain sufficient liquidity is dependent on our ability to raise additional capital. If we issue additional equity securities to raise funds, the ownership percentage of our existing shareholders would be reduced. New investors may demand rights, preferences or privileges senior to those of existing holders of our common stock. Debt incurred by us would be senior to equity in the ability of debt holders to make claims on our assets. The terms of any debt issued could impose restrictions on our operations. If adequate funds are not available to satisfy either short or long-term capital requirements, our operations and liquidity could be materially adversely affected and we could be forced to cease operations.

OFF-BALANCE SHEET ARRANGEMENTS.

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION.

In the opinion of management, inflation has not had a material effect on our operations.

CONSULTANTS.

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS.

We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT.

On June 2, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") . On June 10, 2008, the SEC declared the registration statement effective.

DIVIDENDS.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

     1. We would not be able to pay our debts as they become due in the usual course of business; or

     2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

ITEM 3. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Arnold Leonora.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of October 31, 2008 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2008.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION.

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending October 31, 2008.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                          Description of Exhibit
--------------                          ----------------------

     3.1            Articles of Incorporation (1)

     3.2            Bylaws(1)

     31.1 Certification by Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act, promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith

     32.1 Certification by Chief Executive Officer and Chief Financial Officer, required by Rule 13a-14(b) or Rule 15d-14(b) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code, promulgated pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith

----------
(1) Filed with the SEC as an exhibit to our Form SB-1 Registration Statement originally filed on June 2, 2008.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 12, 2008

        Signature                       Title                         Date
        ---------                       -----                         ----


By: /s/ Arnold Leonora         President and Director          December 12, 2008
   -------------------------
   Arnold Leonora