Form 10-Q
period 2009-01-31
Air Transport Group Holdings, Inc.
filed 2009-04-09
CIK 1435181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended January 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

We had a total of 52,500,000 shares of common stock issued and outstanding at April 2, 2009.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       Air Transport Group Holdings, Inc.
                        (fka Azure International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                       As of
                                                          January 31,         April 30,
                                                             2009               2008
                                                           --------           --------
                                                                             (Audited)
Assets

Current assets
  Cash                                                     $     --           $ 30,619
                                                           --------           --------
Total current assets
                                                                 --             30,619
                                                           --------           --------

      Total Assets                                         $     --           $ 30,619
                                                           ========           ========

Liabilities

Current liabilities
  Accounts payable                                         $  4,128           $     --
                                                           --------           --------
Total current liabilities
                                                              4,128                 --
Long term liabilities

Loan from Director                                              788                788
                                                           --------           --------

      Total Liabilities                                    $  4,916           $    788
                                                           ========           ========

Equity
  75,000,000 Common Shares Authorized, 52,500,000
   at $0.001 Per Share Issued and Outstanding              $ 52,500           $ 52,500
  Additional paid-in capital                                (21,000)           (21,000)
  Deficit accumulated during development stage              (36,416)            (1,669)
                                                           --------           --------
Total stockholders equity                                    (4,916)            29,831
                                                           --------           --------

      Total liabilites and stockholders equity             $     --           $ 30,619
                                                           ========           ========


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                  Three Months          Nine Months         From Inception
                                                     Ended                 Ended         (November 26, 2007) to
                                                  January 31,           January 31,           Janaury 31,
                                                     2009                  2009                  2009
                                                  -----------           -----------           -----------
Revenue                                           $        --           $        --           $        --
                                                  -----------           -----------           -----------
Expenses
  General and Adminstrative Expenses                    3,928                34,747                36,416
                                                  -----------           -----------           -----------
Total Expenses                                          3,928                34,747                36,416

Provision for Income Tax                                   --                    --                    --

Net Income (Loss)                                 $    (3,928)          $   (34,747)          $   (36,416)
                                                  ===========           ===========           ===========

Basic & Diluted (Loss) per Common Share                (0.000)               (0.001)
                                                  -----------           -----------

Weighted Average Number of Common Shares           52,500,000            52,500,000


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                        (fka Azure International, Inc.)
                          (A Development Stage Company)
                       Statements of Stockholders' Equity
             From Inception (November 26, 2007) to January 31, 2009
                             (Stated in US Dollars)

                                                                                           Deficit
                                                                                         Accumulated
                                                                            Additional     During
                                                        Common Stock         Paid in     Development     Total
                                                    Shares       Amount      Capital        Stage        Equity
                                                    ------       ------      -------        -----        ------

Balance at Inception, November 26, 2007                    0     $    --     $     --     $     --      $     --

Shares issued for cash - February 4, 2008
 at $0.0001 per share                             30,000,000      30,000      (27,000)                     3,000

Shares issued for cash - February 12, 2008
at 0.01 per share                                 21,000,000      21,000           --                     21,000

Shares issued for cash - March 11, 2008
 at 0.05 per share                                 1,500,000       1,500        6,000                      7,500

Net (Loss) for period from inception
(November 26, 2007) to April 30, 2008                                                       (1,669)       (1,669)
                                                 -----------     -------     --------     --------      --------
Balance, April 30, 2008                           52,500,000      52,500      (21,000)      (1,669)       29,831

Net (Loss) for period ended January 31, 2009                                               (34,747)      (34,747)
                                                 -----------     -------     --------     --------      --------

Balance, January 31, 2009                         52,500,000     $52,500     $(21,000)    $(36,416)     $ (4,916)
                                                 ===========     =======     ========     ========      ========


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                           Three Months      Nine Months      From Inception
                                                              Ended             Ended      (November 26, 2007) to
                                                           January 31,       January 31,        Janaury 31,
                                                              2009              2009               2009
                                                            --------          ---------          --------
OPERATING ACTIVITIES
  Net income (loss)                                         $ (3,928)         $ (34,747)         $(36,416)
  Accounts Payable                                             3,928              4,128             4,128
                                                            --------          ---------          --------
NET CASH USED IN OPERATING ACTIVITIES                             --            (30,619)          (32,288)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES                             --                 --                --
                                                            --------          ---------          --------
                                                            --------          ---------          --------
FINANCING ACTIVITIES
  Common shares issued at founders
    @ 0.001 per share                                             --                 --             5,250
  Additional paid-in capital                                      --                 --            26,250
  Loans From Director                                             --                 --               788
                                                            --------          ---------          --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                 --            32,288

Cash at beginning of period                                       --             30,619                --

CASH AT END OF PERIOD                                       $     --          $      --          $     --
                                                            ========          =========          ========
Cash Paid For:
  Interest                                                  $     --          $      --          $     --
                                                            ========          =========          ========
  Income Tax                                                $     --          $      --          $     --
                                                            ========          =========          ========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service              $     --          $      --          $     --
                                                            ========          =========          ========
  Stock issued for accounts payable                         $     --          $      --          $     --
                                                            ========          =========          ========
  Stock issued for notes payable and interest               $     --          $      --          $     --
                                                            ========          =========          ========
  Stock issued for convertible debentures and interest      $     --          $      --          $     --
                                                            ========          =========          ========
  Convertible debentures issued for services                $     --          $      --          $     --
                                                            ========          =========          ========
  Warrants issued                                           $     --          $      --          $     --
                                                            ========          =========          ========
  Stock issued for penalty on default of convertible
   debentures                                               $     --          $      --          $     --
                                                            ========          =========          ========
  Note payable issued for finance charges                   $     --          $      --          $     --
                                                            ========          =========          ========
  Forgiveness of note payable and accrued interest          $     --          $      --          $     --
                                                            ========          =========          ========


   The accompanying notes are an integral part of these financial statements.

                        AIR TRANSPORT GROUP HOLDINGS, INC
                        (fka Azure International, Inc.)
                          (A Development Stage Company)
                      Footnotes to the Financial Statements
             From Inception (November 26, 2007) to January 31, 2009
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Air Transport Group Holdings, Inc ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007 under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger ("Articles") with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 26, 2007 through January 31, 2009 the Company has accumulated losses of $36,416.

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

     e. Assets

     The company has no cash as of January 31, 2009.

     f. Income

     Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of January 31, 2009 and has paid expenses of $36,416 since inception. For the nine-month period ended January 31, 2009 it has incurred expenses of $34,747.

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

     g. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     h. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents.

     i. Liabilities

     Liabilities are made up of current and long-term liabilities. Current liabilities include accounts payable of $4,128 and a loan from a past director of $788 as of January 31, 2009.

     Share Capital

     a) Authorized:

     75,000,000 common shares with a par value of $0.001

     b) Issued:

     The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share. In February 2008, the Company issued 3,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

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

     j. Subsequent Events

     On February 27, 2009 the company executed a forward split on the basis of 10 new common shares for each existing 1 common shares. The record date for this transaction was Friday, February 27, 2009 and the payment date was March 2, 2009.

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $36,416 for the period from November 26, 2007 (inception) to January 31, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

OVERVIEW

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

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JANUARY 31, 2009

The accompanying financial statements show that the Company has incurred a net loss of $34,747 for the nine month period ended January 31, 2009 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have further advanced the development of our company. We are presently in the development stage of our business and we can provide no assurance of our ability to obtain future profitable operation of our cooperation.

LIQUIDITY AND FINANCIAL CONDITION

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

INFLATION

In the opinion of management, inflation has not had a material effect on our operations.

CONSULTANTS

The Company currently has no stock option plan.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patent or trademark.

REGISTRATION STATEMENT

On June 2, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the "SEC") . On June 10, 2008, the SEC declared the registration statement effective.

DIVIDENDS

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

As of January 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2009.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to our security holders for a vote during the period ending January 31, 2009.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit Number                          Description of Exhibit
--------------                          ----------------------

     3.1            Articles of Incorporation(1)

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

Date: April 9, 2009

          Signature                           Title                    Date
          ---------                           -----                    ----


By: /s/ Arnold Leonora                President and Director       April 9, 2009
   --------------------------------
   Arnold Leonora