Form 10-K
period 2009-04-30
Air Transport Group Holdings, Inc.
filed 2009-08-13
CIK 1435181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2009

                        Commission file number 333-151350


                       AIR TRANSPORT GROUP HOLDINGS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Nevada                                                 98-0491567
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                                7453 Woodruff Way
                             Stone Mountain Ga 30087
               (Address of Principal Executive Offices & Zip Code)

                                  404-671-9253
                               (Telephone Number)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 12, 2009 the registrant had 53,600,000 shares of common stock issued and outstanding.

                       AIR TRANSPORT GROUP HOLDINGS, INC.
                         (fka Azure International, Inc.)

                                TABLE OF CONTENTS

Item 1.  Business...........................................................   3

Item 1A. Risk Factors.......................................................   4

Item 2.  Properties.........................................................   9

Item 3.  Legal Proceedings..................................................   9

Item 4.  Submission of Matters to a Vote of Security Holders................   9

Item 5.  Market for Common Equity and Related Stockholder Matters...........  10

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  10

Item 8.  Financial Statements...............................................  12

Item 9.  Changes in and Disagreements with Accountants on Financial
         Disclosure.........................................................  23

Item 9A. Controls and Procedures............................................  23

Item 10. Directors, Executive Officers and Control Persons..................  25

Item 11. Executive Compensation.............................................  27

Item 12. Security Ownership of Certain Beneficial Owners and Management.....  27

Item 13. Certain Relationships and Related Transactions.....................  28

Item 14. Principal Accounting Fees and Services.............................  28

Item 15. Exhibits...........................................................  29

Signatures..................................................................  29

                                     PART I

ITEM 1. BUSINESS

SUMMARY

COMPANY OVERVIEW

Air Transport Group Holdings, Inc ("the Company") was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007 under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger ("Articles") with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc. The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7,Development Stage Enterprises ("SFAS No.7"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. The company is in the business of providing technical advisory and appraisals to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts.

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

We are contemplating raising additional capital to finance our development programs. No final decisions regarding the program or financing have been made at this time.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

The company is in the business of providing technical advisory and appraisal services to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts.

MARKETS AND CUSTOMERS

The company as of the date of this filing does not have any clients but is currently negotiating contracts with some potential customers.

COMPETITION

The airline and aviation industry is highly competitive. Competitors will include major and minor airline and aviation companies most of which will have financial resources, personnel and facilities substantially greater than we have. We expect to face intense competition in this industrial sector.

REGULATIONS

Our proposed business will be affected by numerous laws and regulations, including environmental, conservation, tax federal aviation, and other laws and regulations relating to the resource industry. Most of our extraction operations will require permits or authorizations from federal, provincial or local agencies.

Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We expect that our operations will comply in all material respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the resource industry.

ENVIRONMENTAL MATTERS

Our proposed business activities will be subject to extensive federal, provincial and local environmental laws and regulations relating to water, air, hazardous substances and wastes that may restrict or limit such business activities. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly.

EMPLOYEES

We have no employees as of the date of this filing.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-K for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE A DEVELOPMENT STAGE COMPANY AND WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on November 26, 2007 and to date have recently been involved in the development of our company. We have no way to evaluate the likelihood that our business will be successful. We have not earned any revenues as of the date of this annual report. Potential investors should be aware of the difficulties normally encountered by development companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to development of our business, and additional costs and expenses that may exceed current estimates. Prior to completion of our development stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of our business is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE ADDITIONAL FINANCING TO RUN OUR BUSINESS. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $71,351 for the period from inception (November 26, 2007) to April 30, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our business. These factors raise substantial doubt that we will be able to continue as a going concern. Seale and Beers, CPAs, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in our company is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN NEW VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development business. If no funding is available, we may be forced to abandon our operations.

BECAUSE OUR CURRENT OFFICERS AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Arnold Leonora our CEO and director, currently devotes up to 20 hours per week providing services to the company. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development. Our other Directors spend less time providing services to the company and there is no guarantee that they will have sufficient time to devote to the management of our business.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL THAT WE MAY REQUIRE TO IMPLEMENT OUR BUSINESS PLAN. THIS WOULD RESTRICT OUR ABILITY TO GROW.

We currently have insufficient working capital to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

AMENDMENTS TO CURRENT LAWS AND REGULATIONS GOVERNING OUR PROPOSED OPERATIONS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR PROPOSED BUSINESS.

Our business will be subject to substantial regulation under state and federal laws. Amendments to current laws and regulations governing operations and activities of resource operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the resource industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the minerals that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

ENVIRONMENTAL RISKS MAY ADVERSELY AFFECT OUR BUSINESS.

Mineral extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with resource operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs.

The discharge of pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our business.

CHALLENGES TO TITLE TO OUR PROPERTIES MAY IMPACT OUR FINANCIAL CONDITION.

Title to mineral interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

THE LIMITED TRADING OF OUR COMMON STOCK ON THE OTC BULLETIN BOARD MAY IMPAIR YOUR ABILITY TO SELL YOUR SHARES.

There has been no trading market for our common stock since our inception. The lack of trading of our common stock and the low volume of any future trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

     * dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

     * announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

     * fluctuations in revenue from our mineral business as new reserves come to market;

     * changes in the market for commodities or in the capital markets generally;

     *    quarterly variations in our revenues and operating expenses;

     * changes in the valuation of similarly situated companies, both in our industry and in other industries;

     * changes in analysts' estimates affecting us, our competitors or our industry;

     * changes in the accounting methods used in or otherwise affecting our industry;

     *    additions and departures of key personnel;

     * fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" WILL LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK, WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is presently considered to be a "penny stock" and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. Our principal executive office is located at 7453 Woodruff Way, Stone Mountain, GA, 30087.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended April 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

Our common stock is listed for trading under the symbol "AITG".

As of the date of this report we have approximately 45 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are a development stage company and have not yet generated or realized any revenues.

RESULTS OF OPERATIONS

We are still in the development stage and have not generated any revenues to date.

We incurred operating expenses of $71,351from inception to the year ended April 30, 2009. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports and for the year ended April 30, 2009. Our net loss for the year ending April 30, 2009 was $69,682. Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point. We are still in our development stage and have generated no revenues to date.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2009 was $0 with outstanding liabilities of $11,351. Management believes our current cash balance will be unable to sustain operations for the next 12 months. We will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

PLAN OF OPERATION

Our cash balance is $0 as of April 30, 2009. We believe our cash balance is insufficient to fund our levels of operations for the next twelve months. As a result we will be forced to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. We are a development stage company and have generated no revenue to date.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS


    SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
    www.sealebeers.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Air Transport Group Holdings, Inc. fka Azure International, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Air Transport Group Holdings, Inc. fka Azure International, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year April 30, 2009, and for the periods from inception on November 26, 2007 through April 30, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Air Transport Group Holdings, Inc. fka Azure International, Inc. (A Development Stage Company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended April 30, 2009, and the periods from inception on November 26, 2007 through April 30, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $71,351, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Seale and Beers, CPAs
---------------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
August 12, 2009



 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7492 Fax (702) 253-7501

                       AIR TRANSPORT GROUP HOLDINGS, INC.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                       As of
                                                           April 30,          April 30,
                                                             2009               2008
                                                           --------           --------
                                                          (Audited)          (Audited)
Assets

Current assets
  Cash                                                     $     --           $ 30,619
                                                           --------           --------
Total current assets                                             --             30,619
                                                           --------           --------

Total Assets                                               $     --           $ 30,619
                                                           ========           ========

Liabilities

Current liabilities
  Accounts payable                                         $  8,575           $     --
                                                           --------           --------
Total current liabilities                                     8,575                 --

Long term liabilities
  Loan from Director                                          2,776                788

                                                           --------           --------
Total Liabilities                                          $ 11,351           $    788
                                                           ========           ========
Equity
  75,000,000 Common Shares Authorized, 53,600,000
   at $0.001 Per Share Issued and Outstanding              $ 53,600           $ 52,500
  Additional paid-in capital                                  6,400            (21,000)
  Deficit accumulated during development stage              (71,351)            (1,669)
                                                           --------           --------
Total stockholders equity                                   (11,351)            29,831

                                                           --------           --------

Total liabilites and stockholders equity                   $     --           $ 30,619
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

                       Air Transport Group Holdings, Inc.
                        (fka Azure International, Inc.)
                         (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                For the             From Inception           From Inception
                                               year ended         November 26, 2007 to    (November 26, 2007) to
                                                April 30,              April 30,                April 30,
                                                  2009                   2008                     2009
                                              ------------           ------------             ------------
Revenue                                       $         --           $         --             $         --
                                              ------------           ------------             ------------
Expenses
  General and Adminstrative Expenses                69,682                  1,669                   71,351
                                              ------------           ------------             ------------
Total Expenses                                      69,682                  1,669                   71,351
                                              ------------           ------------             ------------

Provision for Income Tax                                --                     --                       --
                                              ------------           ------------             ------------

Net Income (Loss)                             $    (69,682)          $     (1,669)            $    (71,351)
                                              ============           ============             ============

Basic & Diluted (Loss) per Common Share             (0.001)                (0.000)
                                              ------------           ------------


Weighted Average Number of Common Shares        53,517,978             52,500,000
                                              ------------           ------------


  The ccompanying aotes are an n integral part of these financial statements.

                       AIR TRANSPORT GROUP HOLDINGS, INC.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                  Statements of Stockholders' Equity (Deficit)
              From Inception (November 26, 2007) to April 30, 2009
                             (Stated in US Dollars)

                                                                                           Deficit
                                                                                         Accumulated
                                                                            Additional     During
                                                        Common Stock         Paid in     Development     Total
                                                    Shares       Amount      Capital        Stage        Equity
                                                    ------       ------      -------        -----        ------

Balance at Inception, November 26, 2007                    0     $    --     $     --     $     --      $     --

Shares issued for cash - February 4, 2008
 at $0.0001 per share                             30,000,000      30,000      (27,000)                     3,000

Shares issued for cash - February 12, 2008
at 0.01 per share                                 21,000,000      21,000           --                     21,000

Shares issued for cash - March 11, 2008
 at 0.05 per share                                 1,500,000       1,500        6,000                      7,500

Net (Loss) for period from inception
(November 26, 2007) to April 30, 2008                                                       (1,669)       (1,669)
                                                 -----------     -------     --------     --------      --------
Balance, April 30, 2008                           52,500,000      52,500      (21,000)      (1,669)       29,831
                                                 ===========     =======     ========     ========      ========
Shares issued from Treasury, February 1, 2009
 at $0.021 per share                               1,000,000       1,000       20,000                     21,000

Shares issued from Treasury, March 15, 2009
 at $0.075 per share                                 100,000         100        7,400                      7,500

Net (Loss) for period ended April 30, 2009                                                 (69,682)      (69,682)
                                                 -----------     -------     --------     --------      --------

Balance, April 30, 2009                           53,600,000     $53,600     $  6,400     $(71,351)     $(11,351)
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

                       AIR TRANSPORT GROUP HOLDINGS, INC.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                             For the          From Inception          From Inception
                                                            year ended      November 26, 2007 to   (November 26, 2007) to
                                                             April 30,           April 30,               April 30,
                                                               2009                2008                    2009
                                                            ----------          ----------              ----------
OPERATING ACTIVITIES
  Net income (loss)                                         $  (69,682)         $   (1,669)             $  (71,351)
  Accounts Payable                                               8,575                  --                   8,575
                                                            ----------          ----------              ----------
NET CASH USED IN OPERATING ACTIVITIES                          (61,107)             (1,669)                (62,776)

INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES                               --                  --                      --
                                                            ----------          ----------              ----------
FINANCING ACTIVITIES
  Common shares issued at founders @ $0.001 per share            1,100              52,500                  53,600
  Additional paid-in capital                                    27,400             (21,000)                  6,400
  Loans From Director                                            1,988                 788                   2,776
                                                            ----------          ----------              ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       30,488              32,288                  62,776

Cash at beginning of period                                     30,619                  --                      --
                                                            ----------          ----------              ----------
CASH AT END OF PERIOD                                       $       --          $   30,619              $       --
                                                            ==========          ==========              ==========

Cash Paid For:
  Interest                                                  $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Income Tax                                                $       --          $       --              $       --
                                                            ==========          ==========              ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service              $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Stock issued for accounts payable                         $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Stock issued for notes payable and interest               $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Stock issued for convertible debentures and interest      $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Convertible debentures issued for services                $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Warrants issued                                           $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Stock issued for penalty on default of convertible
   debentures                                               $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Note payable issued for finance charges                   $       --          $       --              $       --
                                                            ==========          ==========              ==========
  Forgiveness of note payable and accrued interest          $       --          $       --              $       --
                                                            ==========          ==========              ==========


   The accompanying notes are an integral part of these financial statements.

                        AIR TRANSPORT GROUP HOLDINGS INC.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                      Footnotes to the Financial Statements
                        From Inception to April 30, 2009
                             (Stated in US Dollars)


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

On March 10, 2009, the Company completed a forward stock split of its common stock on a ratio of ten shares for every one share of the Company. The record date of the forward stock split was February 27, 2009, the payment date of the forward split was March 9, 2009, and the ex-dividend date of the forward split was March 10, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company.

The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 26, 2007 through April 30, 2009 the Company has accumulated losses of $71,351. The company is in the airline business as an independent consultant and contractor.

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

e. Assets

The company has no cash as of April 30, 2009.

f. Income

Income represents all of the company's revenue less all its expenses in the period incurred. The Company has no revenues as of April 30, 2009 and has paid expenses of $71,351 since inception. For the year ended April 30, 2009 it has incurred expenses of $69,682.

g. Recent Account Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial

Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

h. Basic Income (Loss) Per Share

In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At April 30, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

i. Cash and Cash Equivalents

For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of April 30, 2009 the company had no cash.

j. Liabilities

Liabilities are made up of current liabilities and long-term liabilities. Current liabilities include accounts payable of $8,575. There is a long term liability of $2,776 outstanding for the company. The loan of $2,776 is a related part loan as it is lent from a director. The loan is non-interest bearing loan with no fixed due date.

Share Capital

a) Authorized:

75,000,000 common shares with a par value of $0.001

b) Issued:

The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share. In February 2008, the Company issued 30,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $3,000.

In February 2008, the Company issued 21,000,000 shares of common stock at a price of $0.01 per share for total cash proceeds of $21,000.

In March 2008, the Company also issued 1,500,000 shares of common stock at a price of $0.05 per share for total cash proceeds of $7,500.

On February 1, 2009, the Company issued 1,000,000 shares of common stock at a price of $0.021 per share for total cash proceeds of $21,000.

On April 15, 2009, the Company also issued 100,000 shares of common stock at a price of $0.075 per share for total cash proceeds of $7,500.

On March 10, 2009, the Company completed a forward stock split of its common stock on a ratio of ten shares for every one share of the Company. The record date of the forward stock split was February 27, 2009, the payment date of the forward split was March 9, 2009, and the ex-dividend date of the forward split was March 10, 2009. The forward split was payable as a dividend, thereby requiring no action by shareholders, nor any amendment to the articles of incorporation of the Company.

There are no preferred shares authorized. The Company has issued no preferred shares.

The Company has no stock option plan, warrants or other dilutive securities.

k. Advertising

The Company expenses advertising as incurred. To this date, the Company has incurred no advertising expenses.

l. Property Note

The Company does not own or rent any property. The office space is contributed by a director at no charge.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $71,351 for the period from inception to April 30, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

As of April 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2009.

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

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

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

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
  Officer and/or Director         Age                   Position
  -----------------------         ---                   --------

Andrey Deshin                     47    Former President, Former Chief Executive
                                        Officer, Former Secretary Former
                                        Treasurer and Former Director

Larisa Etezova                    36    Former Secretary

Darrell  Richardson               62    Former Executive Vice President and
                                        Former Director

Jamail  Larkins                   24    Vice President

Nathan Horne                      42    Executive Vice President

Arnold Leonora                    46    President, Secretary, and Director

ARNOLD LEONORA

From 1989 to the present, Mr. Leonora was the principal in a private company, ATG LLC (see www.flyabl.com) whose business is aircraft leasing & finance and aircraft management. Based in Atlanta, the private company, has offices in Fort Lauderdale, Madrid, South Africa and Curacao.

Before 1989, Mr. Leonora was an investment banker with Bank of Boston and Merrill Lynch. He accumulated extensive capital markets experience with public companies, serving in various management capacities with client-companies. These positions included Managing Director of regional commuter airlines in the Caribbean and South America.

NATHAN HORNE

Nathan Horne, aged 42, is the Co-Founder and Chief Operation Officer of Jet Black Oil, Inc. a privately held domestic oil company based in Las Vegas, Nevada. He is also the Managing Partner and Executive Director of WiFi2Go, LLC, a Georgia-based wireless company. Since 2003, Mr. Horne has managed a privately held business consulting firm called NEH Enterprises.

JAMAIL  LARKINS

Jamail Larkins, aged 24, is appointed Vice President of the Company. In 2008, Jamail Larkins was appointed as Chairman of the Board of Careers in Aviation, a non-profit organization dedicated to encouraging young people to consider a career in aviation. Mr. Larkins was a 2006 graduate of Embry-Riddle Aeronautical University. He joined Careers in Aviation in 2002 as national spokesperson for the non-profit organization. In 2004, Mr. Larkins founded a nationwide tour designed to educate students about their career opportunities in the aviation industry, the DreamLaunch Tour. In 2005, FAA Administrator Marion C. Blakey appointed Larkins as the first ambassador for aviation and space education. In this capacity, Larkins acts as an official representative of the FAA, promoting aviation career opportunities to America's youth, as well as the benefits of aviation to mainstream America.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the State of Nevada Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and directors who devotes up to 20 hours per week to company matters.

Our officers and directors have not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officers and directors have not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. We pay our consulting geologist the usual and customary rates received by geologists performing similar consulting services.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the past three years ending August 12, 2009:

                                             Annual Compensation                  Long Term Compensation
                                      ---------------------------------    ----------------------------------
                                                                           Restricted
                                                           Other Annual      Stock     Options/*     LTIP         All Other
Name           Title          Year    Salary($)   Bonus    Compensation     Awarded     SARs(#)    Payouts($)   Compensation
----           -----          ----    ---------   -----    ------------     -------     -------    ----------   ------------
Andrey         President,     2007        0         0           0              0           0           0              0
Deshin         CEO,           2008        0         0           0              0           0           0              0
               Secretary
               and
               Director

Larisa         Secretary      2008        0         0           0              0           0           0              0
Etezova

Darrell        Executive      2008        0         0           0              0           0           0              0
Richardson     Vice           2009        0         0           0              0           0           0              0
               President
               and
               Director

Jamail         Vice           2008        0         0           0              0           0           0              0
Larkins        President      2009        0         0           0              0           0           0              0

Nathan         Executive      2009        0         0           0              0           0           0              0
Horne          Vice
               President

Arnold         President,     2008        0         0           0              0           0           0              0
Leonora        Secretary      2009        0         0           0              0           0           0              0
               and
               Director

There are no current employment agreements between the company and its officer/director.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 12, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                               Shares of       Percent of
Title of Class               Name of Beneficial Owner        Common Stock         Class
--------------               ------------------------        ------------         -----
Common                       Arnold Leonora                  30,000,000          55.97%
                             7453 Woodruff Way
                             Stone Mountain, GA 30087

Directors and Officers as
 a group consisting of
 one person                                                   30,000,000          55.97%

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 9, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors, or officers, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us other then the transactions described below.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended April 30, 2009, the total fees charged to the company for audit services, including quarterly reviews, were $4,500.

                                     PART IV

ITEM 15. EXHIBITS

     Exhibit
     Number                          Description
     ------                          -----------

       3(i)         Articles of Incorporation* 3(ii) Bylaws*
      31.1          Sec. 302 Certification of Chief Executive Officer
      31.2          Sec. 302 Certification of Chief Financial Officer
      32.1          Sec. 906 Certification of Chief Executive Officer
      32.2          Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 2009       Air Transport Group Holdings, Inc


                      By: /s/ Arnold Leonora
                          ------------------------------------------------------
                          Arnold Leonora, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 12, 2009       Air Transport Group Holdings, Inc


                      By: /s/ Arnold Leonora
                         -------------------------------------------------------
                         Air Transport Group Holdings, Inc, President, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)