Form 10-Q
period 2009-07-31
Air Transport Group Holdings, Inc.
filed 2009-10-15
CIK 1435181

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended July 31, 2009

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date:

As of October 12, 2009, the issuer had 56,620,000 shares of its common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                                 Balance Sheets
                             (Stated in US Dollars)

                                                                          As of
                                                               July 31,           April 30,
                                                                2009                2009
                                                              ---------           ---------
                                                             (Unaudited)          (Audited)
Assets

Current assets
  Cash                                                        $      --           $      --
                                                              ---------           ---------
Total current assets                                                 --                  --
                                                              ---------           ---------

Total Assets                                                  $      --           $      --
                                                              =========           =========

Liabilities

Current liabilities
  Accounts payable                                            $  10,200           $   8,575
                                                              ---------           ---------
Total current liabilities                                        10,200               8,575

Long term liabilities
  Loan from Director                                              6,316               2,776
                                                              ---------           ---------

Total Liabilities                                             $  16,516           $  11,351
                                                              ---------           ---------
Stockholders' Equity
  75,000,000 Common Shares Authorized, 56,620,000
   (April 30, 2009 - 53,600,000) at $0.001 Per Share
   Issued and Outstanding                                        56,620              53,600
  Additional paid-in capital                                     28,630               6,400
  Deficit accumulated during development stage                 (101,766)            (71,351)
                                                              ---------           ---------
Total stockholders equity                                       (16,516)            (11,351)
                                                              ---------           ---------

Total liabilites and stockholders equity                      $      --           $      --
                                                              =========           =========


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                             (Stated in US Dollars)

                                                  For the three          For the three          From Inception
                                                   months ended           months ended      (November 26, 2007) to
                                                     July 31,               July 31,               July 31,
                                                      2009                   2008                   2009
                                                  ------------           ------------           ------------
Revenue                                           $         --           $         --           $         --
                                                  ------------           ------------           ------------
Expenses
  General and Adminstrative Expenses                    30,415                 11,124                101,766
                                                  ------------           ------------           ------------
Total Expenses                                          30,415                 11,124                101,766

Provision for Income Tax                                    --                     --                     --
                                                  ------------           ------------           ------------

Net Income (Loss)                                 $    (30,415)          $    (11,124)          $   (101,766)
                                                  ============           ============           ============

Basic & Diluted (Loss) per Common Share                 (0.001)                (0.000)
                                                  ------------           ------------

Weighted Average Number of Common Shares            56,160,435             52,500,000
                                                  ------------           ------------


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
              From Inception (November 26, 2007) to July 31, 2009
                             (Stated in US Dollars)

                                                                                             Deficit
                                                                                           Accumulated
                                                                             Additional      During
                                                        Common Stock          Paid in      Development       Total
                                                    Shares        Amount      Capital         Stage          Equity
                                                    ------        ------      -------         -----          ------
Balance at Inception, November 26, 2007                    0     $     --     $     --     $       --      $      --

Shares issued for cash - February 4, 2008
 at $0.0001 per share                             30,000,000       30,000      (27,000)            --          3,000

Shares issued for cash - February 12, 2008
at 0.01 per share                                 21,000,000       21,000           --             --         21,000

Shares issued for cash - March 11, 2008
 at 0.05 per share                                 1,500,000        1,500        6,000             --          7,500

Net (Loss) for period from inception
(November 26, 2007) to April 30, 2008                     --           --           --         (1,669)        (1,669)
                                                 -----------     --------     --------     ----------      ---------
Balance, April 30, 2008                           52,500,000       52,500      (21,000)        (1,669)        29,831
                                                 ===========     ========     ========     ==========      =========
Shares issued from Treasury, February 1, 2009
 at $0.021 per share                               1,000,000        1,000       20,000             --         21,000

Shares issued from Treasury, March 15, 2009
 at $0.075 per share                                 100,000          100        7,400             --          7,500

Net (Loss) for period ended April 30, 2009                --           --           --        (69,682)       (69,682)
                                                 -----------     --------     --------     ----------      ---------
Balance, April 30, 2009                           53,600,000       53,600        6,400        (71,351)       (11,351)
                                                 ===========     ========     ========     ==========      =========
Shares issued for services, May 15, 2009
 at $0.0075 per share                              2,000,000        2,000       13,000             --         15,000

Shares issued for services, May 15, 2009
 at $0.01 per share                                1,000,000        1,000        9,000             --         10,000

Shares issued for services, May 15, 2009
 at $0.0125 per share                                 20,000           20          230             --            250

Net (Loss) for period ended July 31, 2009                 --           --           --        (30,415)       (30,415)
                                                 -----------     --------     --------     ----------      ---------

Balance, July 31, 2009                            56,620,000     $ 56,620     $ 28,630     $ (101,766)     $ (16,516)
                                                 ===========     ========     ========     ==========      =========


   The accompanying notes are an integral part of these financial statements.

                       Air Transport Group Holdings, Inc.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                            Statements of Cash Flows
                             (Stated in US Dollars)

                                                                   For the three     For the three       From Inception
                                                                    months ended      months ended   (November 26, 2007) to
                                                                      July 31,          July 31,            July 31,
                                                                       2009              2008                2009
                                                                    ----------        ----------          ----------
OPERATING ACTIVITIES
  Net income (loss)                                                 $  (30,415)       $  (11,124)         $ (101,766)
  Non-cash adjustments
    Shares issued for services                                          25,250                --              25,250
    Accounts Payable                                                     1,625                --              10,200
                                                                    ----------        ----------          ----------
Net cash used in operating activities                                   (3,540)          (11,124)            (66,316)
                                                                    ----------        ----------          ----------

INVESTING ACTIVITIES                                                        --                --                  --
                                                                    ----------        ----------          ----------
Net cash used in investing activities                                       --                --                  --
                                                                    ----------        ----------          ----------
FINANCING ACTIVITIES
  Common shares issued @ $0.001 per share                                   --                --              53,600
  Additional paid-in capital                                                --                --               6,400
  Loans From Director                                                    3,540                --               6,316
                                                                    ----------        ----------          ----------
Net cash provided by financing activities                                3,540                --              66,316
                                                                    ----------        ----------          ----------

Incease (decrese) in cash during the period                                 --           (11,124)                 --
Cash at beginning of period                                                 --            30,619                  --
                                                                    ----------        ----------          ----------
CASH AT END OF PERIOD                                               $       --        $   19,495          $       --
                                                                    ==========        ==========          ==========
Cash Paid For:
  Interest                                                          $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Income Tax                                                        $       --        $       --          $       --
                                                                    ==========        ==========          ==========
Non-Cash Activities
  Shares issued in Lieu of Payment for Service                      $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Stock issued for accounts payable                                 $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Stock issued for notes payable and interest                       $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Stock issued for convertible debentures and interest              $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Convertible debentures issued for services                        $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Warrants issued                                                   $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Stock issued for penalty on default of convertible debentures     $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Note payable issued for finance charges                           $       --        $       --          $       --
                                                                    ==========        ==========          ==========
  Forgiveness of note payable and accrued interest                  $       --        $       --          $       --
                                                                    ==========        ==========          ==========


   The accompanying notes are an integral part of these financial statements.

                        AIR TRANSPORT GROUP HOLDINGS INC.
                         (fka Azure International, Inc.)
                          (A Development Stage Company)
                      Footnotes to the Financial Statements
                         From Inception to July 31, 2009
                             (Stated in US Dollars)


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     Air Transport Group Holdings, Inc (the "Company") was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007 under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger ("Articles") with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc.

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

     The Company is in the development stage as defined under Statement on Financial Accounting Standards No. 7, Development Stage Enterprises ("SFAS No.7"). The Company has not generated any revenue to date and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception, November 26, 2007 through July 31, 2009 the Company has accumulated losses of $101,766. The company is in the airline business as an independent consultant and contractor.

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

     e. Assets

     The company has no cash as of July 31, 2009.

     f. Income

     Income represents all of the Company's revenue less all its expenses in the period incurred. The Company has no revenues as of July 31, 2009 and has paid expenses of $101,766 since inception. For the period ended July 31, 2009 it has incurred expenses of $30,415.

     g. Recent Account Pronouncements

     June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets--an amendment of FASB Statement No. 140" ("SFAS 166"). The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

     In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
     - a replacement of FASB Statement No. 162" ("SFAS No. 168"). Under SFAS No. 168 the "FASB Accounting Standards Codification" ("Codification") will become the source of authoritative U. S. GAAP to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is effective for the Company's interim quarterly period beginning July 1, 2009. The Company does not expect the adoption of SFAS No. 168 to have an impact on the financial statements.

     In June 2009, the Securities and Exchange Commission's Office of the Chief Accountant and Division of Corporation Finance announced the release of Staff Accounting Bulletin (SAB) No. 112. This staff accounting bulletin amends or rescinds portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and Securities and Exchange Commission rules and regulations. Specifically, the staff is updating the Series in order to bring existing guidance into conformity with recent pronouncements by the Financial Accounting Standards Board, namely, Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, and Statement of Financial Accounting Standards No. 160, Non-controlling Interests in Consolidated Financial Statements. The statements in staff accounting bulletins are not rules or interpretations of the Commission, nor are they published as bearing the Commission's official approval. They represent interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Company does not have any fair value of financial instruments to disclose.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Company currently does not have any financial assets that are other-than-temporarily impaired.

     In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, to address some of the application issues under SFAS 141(R). The FSP deals with the initial recognition and measurement of an asset acquired or a liability assumed in a business combination that arises from a contingency provided the asset or liability's fair value on the date of acquisition can be determined. When the fair value can-not be determined, the FSP requires using the guidance under SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. This FSP was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after January 1, 2009. The adoption of this FSP has not had a material impact on our financial position, results of operations, or cash flows during the six months ended June 30, 2009.

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

     h. Basic Income (Loss) Per Share

     In accordance with SFAS No. 128-"Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At July 31, 2009, the Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     i. Cash and Cash Equivalents

     For purposes of the statement of cash flows, the company considers all highly liquid investments purchased with maturity of three months or less to be cash equivalents. As of July 31, 2009 the company had no cash.

     j. Liabilities

     Liabilities are made up of current liabilities and long-term liabilities. Current liabilities include accounts payable of $10,200. There is a long term liability of $6,316 outstanding for the company. The loan of $6,316 is a related part loan as it is lent from a director. The loan is non-interest bearing loan with no fixed due date.

     Share Capital

     a) Authorized:

     75,000,000 common shares with a par value of $0.001

     b) Issued:

     The authorized capital of the Company is 75,000,000 common shares with a par value of $0.001 per share. In February 2008, the Company issued 30,000,000 shares of common stock at a price of $0.0001 per share for total cash proceeds of $3,000.

     In February 2008, the Company issued 21,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $21,000.

     In March 2008, the Company also issued 1,500,000 shares of common stock at a price of $0.005 per share for total cash proceeds of $7,500.

     On February 1, 2009, the Company issued 1,000,000 shares of common stock at a price of $0.021 per share for total cash proceeds of $21,000.

     On March 15, 2009, the Company also issued 100,000 shares of common stock at a price of $0.075 per share for total cash proceeds of $7,500.

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

     On May 15, 2009, the Company issued a total of 3,020,000 shares of common stock at an average price of $0.01 per share for the services provided to the Company during the three months ended July 31, 2009.

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

NOTE 3 - REALATED PARTY

     As of July 31, 2009 the Company owes a director $6,316 for expenses paid on behalf of the Company. The amount is non interest bearing and due upon demand. Imputed interest is not considered to material.

NOTE 4 - GOING CONCERN

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

     As shown in the accompanying financial statements, the Company has incurred a net loss of $101,766 for the period from inception to July 31, 2009 and has not generated any revenues. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

STRATEGY

Air Transport Group Holdings is in the business of acquiring aviation, travel, and leisure companies. By acquiring multiple small to mid size companies AITG plans to increase its efficiencies by consolidate management expenses, negotiate preferred rates with vendors, and increasing its asset base.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED JULY 31, 2009

The accompanying financial statements show that the Company has incurred a net loss of $30,415 for the three month period ended July 31, 2009 and has not yet generated any revenues that can offset operating expenses. We anticipate that we will not earn revenues until such time as we have further advanced the development of our company. We are presently in the development stage of our business and we can provide no assurance of our ability to obtain future profitable operation of our cooperation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Arnold Leonora.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of July 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2009.

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

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

Date: October 15, 2009

          SIGNATURE                         TITLE                     DATE
          ---------                         -----                     ----


By: /s/ Arnold Leonora              President and Director      October 15, 2009
   -----------------------------
   Arnold Leonora