Form 10-Q
period 2019-06-30
Pharmagreen Biotech Inc.
filed 2019-08-19
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

333-151350

Commission File Number

Pharmagreen Biotech Inc.

(Exact name of registrant as specified in its charter)

Nevada

26-1679929

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

2987 Blackbear Court, Coquitlam, British Columbia

   V4E 3A2

(Address of principal executive offices)   (Zip Code)

702-803-9404

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (X)yes   (_)No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (_)yes (_)No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.(X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (_)Yes  (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court

(_)Yes (_) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 19, 2019 we had 74,671,835 shares of common stock outstanding.

TABLE of CONTENTS

TABLE of CONTENTS

2

PART I—FINANCIAL INFORMATION

3

Item 1. Financial Statements.

3

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

4

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II—OTHER INFORMATION

17

Item 1. Legal Proceedings.

17

Item 1A. Risk Factors.

17

Item 2. Unregistered Sales of Securities and Use of Proceeds.

17

Item 3. Defaults Upon Senior Securities.

17

Item 4. Mine Safety Disclosures.

17

Item 5. Other Information.

17

Item 6. Exhibits.

18

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Interim Consolidated Financial Statements

For the Nine Months Ended June 30, 2019

(Expressed in U.S. Dollars)

(unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Interim Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2019	September 30, 2018
	$	$
	(unaudited)
Assets

Current assets

Cash	12,889	151,869
Accounts receivable and other receivables	13,263	31,765
Prepaid expenses and deposits	21,790	14,476

Total current assets	47,942	198,110

Property and equipment (Note 3)	547,677	251,310

Total assets	595,619	449,420

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 4 and 5)	850,132	624,684
Advances from Alliance Growers Corp.	57,291	928,649
Due to related parties (Note 6)	410,170	282,855

Total current liabilities	1,317,593	1,836,188

Convertible notes, net of unamortized discount of $27,717 and $28,617, respectively (Note 5)	1,293	693

Total liabilities	1,318,886	1,836,881

Nature of business and continuance of operations (Note 1)
Commitments (Note 8)

Stockholders’ deficit

Common stock Authorized: 500,000,000 shares, $0.001 par value; 74,671,835 and 71,620,100 shares issued and outstanding, respectively	74,672	71,620
Additional paid-in capital	3,666,857	2,464,136
Accumulated other comprehensive income	41,703	38,722
Deficit	(4,505,260)	(3,961,939)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(722,028)	(1,387,461)

Non-controlling interest	(1,239)	–

Total stockholders’ deficit	(723,267)	(1,387,461)

Total liabilities and stockholders’ deficit	595,619	449,420

(The accompanying notes are an integral part of these condensed interim consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Interim Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2019 $	Three months ended June 30, 2018 $	Nine months ended June 30, 2019 $	Nine months ended June 30, 2018 $

Expenses

Consulting fees (Note 6)	101,574	66,360	203,882	177,602
Foreign exchange loss (gain)	(45,387)	8,941	(10,192)	8,567
General and administrative	13,635	38,683	64,393	85,845
License application fees	1,545	152,879	3,470	198,287
Professional fees	15,052	56,994	78,417	57,809
Research and development (recovery)	(32,655)	–	3,949	–
Salaries and wages	4,549	4,589	13,298	12,187

Total expenses	58,313	328,446	357,217	540,297

Net loss before other expenses	(58,313)	(328,446)	(357,217)	(540,297)

Other expenses

Accretion of discount on convertible notes	(241)	(615)	(900)	(615)
Finance costs	–	–	(187,245)	–
Loss on disposal of the net assets of Canna Companion Products, Inc.	–	–	–	(331,475)

Total other expenses	(241)	(615)	(188,145)	(332,090)

Net loss before income taxes	(58,554)	(329,061)	(545,362)	(872,387)

Income tax recovery	802	–	802	–

Net loss	(57,752)	(329,061)	(544,560)	(872,387)

Less: net loss attributable to non-controlling interest	457	–	1,239	–

Net loss attributable to Pharmagreen Biotech Inc.	(57,295)	(329,061)	(543,321)	(872,387)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(49,722)	(15,784)	2,981	74,998

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(107,017)	(344,845)	(540,340)	(797,389)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	–	(0.01)	(0.01)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Pharmagreen Biotech Inc.	74,671,845	34,581,038	73,714,096	25,825,035

(The accompanying notes are an integral part of these condensed interim consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

Nine months ended June 30, 2018 and 2019

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2018	71,620,100	71,620	2,464,136	38,722	(3,961,939)	–	(1,387,461)

Issuance of common stock pursuant to conversion of convertible notes	3,000,000	3,000	(2,700)	–	–	–	300

Issuance of common stock for financing services	51,725	52	187,193	–	–	–	187,245

Issuance of common stock of 1155097 BC Ltd.	–	–	1,018,228	–	–	–	1,018,228

Foreign currency translation loss	–	–	–	2,981	–	–	2,981

Net loss for the period	–	–	–	–	(543,321)	(1,239)	(544,560)

Balance, June 30, 2019	74,671,825	74,672	3,666,857	41,703	(4,505,260)	(1,239)	(723,267)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2017	20,600,000	20,600	534,269	(63,169)	(2,888,358)	–	(2,396,658)

Issuance of common stock pursuant to conversion of convertible notes and accrued interest	17,704,500	17,704	1,975,645	–	–	–	1,993,349

Beneficial conversion feature on convertible note issued	–	–	32,485	–	–	–	32,485

Cancellation of common stock	(600,000)	(600)	600	–	–	–	–

Recapitalization transaction: Shares of Pharmagreen Biotech Inc.	2,170,600	2,171	(50,293)	–	–	–	(48,122)

Foreign currency translation gain	–	–	–	74,998	–	–	74,998

Net loss for the period	–	–	–	–	(872,387)	–	(872,387)

Balance, June 30, 2018	39,875,100	39,875	2,492,706	11,829	(3,760,745)	–	(1,216,335)

(The accompanying notes are an integral part of these condensed interim consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Interim Consolidated Statements of Changes in Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(unaudited)

Three months ended June 30, 2018 and 2019

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, March 31, 2019	74,671,825	74,672	3,666,857	91,425	(4,447,965)	(782)	(615,793)

Foreign currency translation loss	–	–	–	(49,722)	–	–	(49,722)

Net loss for the period	–	–	–	–	(57,295)	(457)	(57,752)

Balance, June 30, 2019	74,671,825	74,672	3,666,857	41,703	(4,505,260)	(1,239)	(723,267)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, March 31, 2018	28,830,000	28,830	1,170,452	27,613	(3,431,684)	–	(2,204,789)

Issuance of common stock to settle convertible debentures and accrued interest	9,474,500	9,474	1,339,462	–	–	–	1,348,936

Beneficial conversion feature on convertible note issued	–	–	32,485	–	–	–	32,485

Cancellation of common stock	(600,000)	(600)	600	–	–	–	–

Recapitalization transaction: Shares of Pharmagreen Biotech Inc.	2,170,600	2,171	(50,293)	–	–	–	(48,122)

Foreign currency translation loss	–	–	–	(15,784)	–	–	(15,784)

Net loss for the period	–	–	–	–	(329,061)	–	(329,061)

Balance, June 30, 2018	39,875,100	39,875	2,492,706	11,829	(3,760,745)	–	(1,216,335)

(The accompanying notes are an integral part of these condensed interim consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Interim Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended June 30, 2019	Nine months ended June 30, 2018
	$	$

OPERATING ACTIVITIES

Net loss	(544,560)	(872,387)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	900	615
Loss on disposal of net assets of Canna Companion Products, Inc.	–	331,474
Shares issued for services	187,245	–

Changes in non-cash operating assets and liabilities:
Accounts receivable and other receivables	18,502	(16,292)
Prepaid expenses and deposits	(7,314)	(3,269)
Accounts payable and accrued liabilities	225,447	3,723
Due to related parties	22,596	5,170

Net cash used in operating activities	(97,184)	(550,966)

INVESTING ACTIVITIES

Acquisition of property and equipment	(281,454)	(102,450)

Net cash used in investing activities	(281,454)	(102,450)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	–	298,239
Repayment of convertible notes	–	(104,255)
Proceeds from advances from Alliance Growers Corp.	170,032	494,315
Proceeds from loans from related parties	206,331	–
Repayment of loans from related parties	(101,612)	–

Net cash provided by financing activities	274,751	688,299

Effect of foreign exchange rate changes on cash	(35,093)	22,745

Change in cash	(138,980)	57,628

Cash, beginning of period	151,869	16,442

Cash, end of period	12,889	74,070

Non-cash investing and financing activities:

Issuance of common stock in exchange for amounts due to related parties	–	32,485
Issuance of common stock pursuant to the conversion of convertible notes	300	1,993,349

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

1.

Nature of Business and Continuance of Operations

Pharmagreen Biotech Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007, under the name Azure International, Inc.  On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger (“Articles”) with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc.  As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc.  The Company was previously in the business of providing technical advisory and appraisals to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts. Pursuant to a Share Exchange Agreement with WFS Pharmagreen Inc. (“WFS”) on May 2, 2019, the Company changed its name to Pharmagreen Biotech Inc. and changed its principal business to the construction of a biotech complex in Deroche, British Columbia, Canada, for the purpose of producing a variety of starter plantlets for the Canadian and international high CBD hemp and medical cannabis industries through the application of the proprietary plant tissue culture in vitro process called “Chibafreen”. This proprietary process will produce plantlets that will be genetically identical and free of pests and disease free with consistent and certifiable constituent properties.

Going Concern

These condensed interim consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2019, the Company has not earned any revenues from operations, has a working capital deficit of $1,269,651, and an accumulated deficit of $4,505,260. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed interim consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

2.

Summary of Significant Accounting Policies

(a)

Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(b)

Basis of Presentation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc., and its 89.7% owned subsidiary 1155097 BC Ltd., companies incorporated in British Columbia, Canada. These condensed interim consolidated financial statements also include the accounts of its previously wholly-owned subsidiary Canna Companion Products, Inc., a company incorporated in the State of Washington. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

2.

Summary of Significant Accounting Policies (continued)

(c)  Use of Estimates and Judgments (continued)

The preparation of these condensed interim consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the estimated useful lives and recoverability of long-lived assets, the equity component of convertible notes, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods and is to be retrospectively applied. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15 related to the statement of cash flows. This new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017, and early adoption is permitted. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

On November 22, 2017 the FASB issued ASU 2017-14 – “Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606)”. This update amends SEC paragraphs pursuant to the SEC Staff Accounting Bulletin No. 116 and SEC Release No. 33-10403, which bring existing guidance into conformity with Topic 606, Revenue from Contracts with Customers. This update is effective in fiscal years, including interim periods, beginning after December 15, 2017. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

(e)

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of our fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

2.   Summary of Significant Accounting Policies (continued)

(e)

Recently Issued Accounting Pronouncements (continued)

In February 2016, Topic 842, Leases was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Property and Equipment

	Cost $	Accumulated depreciation $	Net carrying value as at June 30, 2019 $	Net carrying value as at September 30, 2018 $

Construction in progress	547,677	–	547,677	251,310

As at June 30, 2019, costs related to the construction of cannabis production complex were capitalized as construction in progress and not depreciated. Depreciation will commence when construction is completed, and the facility is available for its intended use.

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2019 $	September 30, 2018 $

Accounts payable	815,932	590,484
Accrued interest payable	34,200	34,200

	850,132	624,684

5.

Convertible Notes

On April 4, 2018, $32,485 owed to related parties were converted to Series A convertible notes, which are unsecured, non-interest bearing, and due on April 4, 2023.  These notes are convertible in whole or in part, any time until maturity, to common shares of the Company at $0.0001 per share. The outstanding balance remaining at maturity shall bear interest at 12% per annum until fully paid. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,485 as additional paid-in capital and reduced the carrying value of the convertible note to $nil. The carrying value will be accreted over the term of the convertible notes up to their face value of $32,485.

During the year ended September 30, 2018, the Company issued 31,745,000 shares of common stock upon the conversion of $3,175 of Series A convertible notes, which included 18,000,000 common shares to the President of the Company and 5,320,000 common shares to family members of the President of the Company. Upon conversion, the Company immediately recognized the related remaining debt discount of $3,112 as accretion expense.

During the nine months ended June 30, 2019, the Company issued 3,000,000 shares of common stock upon the conversion of $300 of Series A convertible notes. As at June 30, 2019, the carrying value of the convertible notes was $1,293 (September 30, 2018 - $693) and had an unamortized discount of $27,717 (September 30, 2018 - $28,618).  During the nine months ended June 30, 2019, the Company recorded accretion expense of $900 (2018 - $nil).

6.

Related Party Transactions

(a)

As at June 30, 2019, the Company owed $323,198 (Cdn$423,099) (September 30, 2018 – $223,799 (Cdn$289,193)) to the President of the Company, which is non-interest bearing, unsecured and due on demand. During the nine months ended June 30, 2019, the Company incurred consulting fees of $67,700 (2018 - $78,801) to the President of the Company.

(b)

As at June 30, 2019, the Company owed $30,827 (Cdn$40,355) (September 30, 2018 - $2,176 (Cdn$2,812)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

 As at June 30, 2019, the Company owed $56,145 (Cdn$73,500) (September 30, 2018 - $56,880 (Cdn$73,500)) to the mother of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)

As at June 30, 2019, the Company owed $nil (September 30, 2018 - $12,522 (Cdn$16,181)) to the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2019, the Company incurred consulting fees of $67,700 (2018 - $78,801) to the Chief Financial Officer of the Company.

(e)

As at June 30, 2019, the Company owed $269,723 (Cdn$353,754) (September 30, 2018 – $243,969 (Cdn$315,272)) to a company controlled by the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

7.

Common Stock

(a)

On December 6, 2018, the Company issued 2,000,000 shares of common stock upon the conversion of $200 of Series A convertible notes at $0.0001 per share. Refer to Note 5.

(b)

On December 6, 2018, the Company issued 51,725 shares of common stock with a fair value of $187,245 for financing costs.  The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

(c)

On February 1, 2019, the Company issued 1,000,000 shares of common stock upon the conversion of $100 of Series A convertible notes at $0.0001 per share. Refer to Note 5.

8.   Commitments

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex (the “Biotech Complex”) located in British Columbia, through their subsidiary, 1155097 BC Ltd. (“115BC”).

On January 25, 2019, the Company’s wholly owned subsidiaries WFS Pharmagreen Inc. and 115BC entered into an Option Agreement with Alliance Growers Corp, which superseded the LOI entered into on December 11, 2017. The Option Agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and grants a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. Upon exercise of the second option, Alliance will have the first right of refusal to participate in future equity financing to maintain their percentage interest in 115BC, if it requires financing for growth and expansion.

On January 25, 2019, 115BC issued 8 shares of common stock to Alliance Growers Corp. upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. As at January 25, 2019, 115BC had net liabilities of $452 (Cdn$600), of which $46 was attributed to the non-controlling interest.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Pharmagreen Biotech Inc  (the “Company”) was incorporated under the laws of the State of Nevada on November 26, 2007.  Pharmagreen is headquartered in Coquitlam, British Columbia.  Pharmagreens’ mission is to advance the technology of tissue culture science and to provide the highest quality 100% germ free, disease free and all genetically the same plantlets of high CBD hemp and other flora and offering full spectrum DNA testing for plant identification, live genetics preservation using  low temperature storage for various cannabis and horticulture plants; extraction of botanical oils mainly CBD oil, and to deliver laboratory based services to the North American high CBD hemp, Cannabis and agriculture sectors.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Its immediate focus will be on producing tissue cultured high CBD hemp starter plantlets.  Pharmagreen has applied to Health Canada for a license to produce and sell tissue culture plantlets and cannabis oil.  On February 7, 2019, Pharmagreen’s, wholly owned Canadian subsidiary, WFS Pharmagreen Inc., received notification from Health Canada that its cannabis licensing application under the Cannabis Act and the Cannabis Regulations to obtain a license at the proposed site in Deroche, British Columbia, Canada has advanced from the first stage, “Intake and Screening” to the second stage, “Detailed Review and Initiation of Security Clearance Process,” of a three stage approval process.

Detailed Review and Initiation of Security Clearance Process means applications are reviewed against the licensing and personnel security requirements of the regulations. This process can take several months however the Company does not anticipate any additional costs.

The third stage is Confirmation of Readiness: Confirmation is provided to the applicant that the application substantively meets the requirements and asks for confirmation that the site is ready for licensing or inspection. This stage will be dependent on the timing of completing the development of its site.in Deroche, British Columbia Canada. The Company does not anticipate any additional costs related to this stage..

The Company is currently completing its engineering stage and has begun site development work for the building process of a 63,000 square foot biotech complex.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have raised sufficient monies to implement our business model. The Company will need to seek capital from its current registration of 20,000,000 shares of common stock and from other resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing.  If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of June 30, 2019, we had $12,889 in cash as compared to $151,869 as at September 30, 2018. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to the implementation of our business and continue maintaining a reporting status.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

Three Months Ended June 30, 2019.

We had $nil in revenue for the three and nine months period ended June 30, 2019.

Operating expenses for the three months ended June 30, 2019 and 2018 were $58,313 and $328,446, respectively. The decrease was primarily due to due to Foreign exchange gain of $45,387, lower general and administrative expenses of $13,635 as the Company streamlined its day-to-day operating costs, lower License fees of $1,545, lower Professional fees of $15,052 and Research and development recovery of $32,655. The decreases were offset by an increase of $35,214 in Consulting fees.

Nine Months Ended June 30, 2019

Operating expenses for the nine months ended June 30, 2019 and 2018 were $357,217 and $540,297, respectively. The decrease in operating expenses was due to Foreign exchange gain of $18,579, lower General and administrative expense of  $21,152, lower License application fees of $194,817, offset by an increase of professional fees relating to audit, accounting, and legal fees relating to the requirements of the S-1 registration process of $20,608, Research and development expense of $3,949 and an increase in Salaries and wages of $1,111.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

(a)

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

2.1	Articles of Incorporation and Bylaws dated November 26, 2007 as previously filed with the SEC on March 20, 2019

2.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

Exhibit Number	Description

2.1	Articles of Incorporation and Bylaws dated November 26, 2007 as previously filed with the SEC on March 20, 2019

2.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019

2.3	Securities Exchange Agreement dated April 12, 2018, by and among Air Trnsport Group Holdings Inc. and WFS Pharmagreen Inc., as previously filed with the SEC on March 20, 2019

2.4	Articles of Incorporation and Bylaws dated December 19, 2013 for WFS Pharmagreen Inc. as previously filed with the SEC on March 20, 2019

2.5	Articles of Incorporation and Bylaws dated March 02, 2018 for BC1155097 as previously filed with the SEC on March 20, 2019

2.6	Articles of Incorporation and Bylaws dated August 02, 2018 for BC1174505 as previously filed with the SEC on March 20, 2019

2.7	Option Agreement with Alliance Growers January 25, 2019 as previously filed with the SEC on March 20, 2019

2.8	Equity Purchase Agreement PHBI-L2 Capital as previously filed with the SEC on March 20, 2019

2.9	Registration Rights Agreement PHBI-L2 Capital as previously filed with the SEC on March 20, 2019

3.2	Certificate of Amendment dated April 16, 2018 (authorized increased to 9,000,000,000) as previously filed with the SEC on March 20, 2019

3.3

Certificate of Amendment dated May 3, 2018, (name change from Air Transport Group holdings, Inc. to Pharmagreen Biotech.), (200:1) Reverse Stock Split. as previously filed with the SEC on March 20, 2019

5.1	Opinion of Counsel as previously filed with the SEC on March 20, 2019

23.1	Consent of auditor, dated June 21, 2019

23.2	Consent of Counsel (included in Exhibit 5.1)* as previously filed with the SEC on March 20, 2019

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2019

Pharmagreen Biotech Inc.

By:	/s/ Peter Wojcik
Peter Wojcik
President, Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Terry Kwan
Terry Kwan
Director, Principal Accounting Officer

19