Form 10-Q/A
period 2019-06-30
Pharmagreen Biotech Inc.
filed 2019-09-06
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q/A1

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

Explanatory Note: The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, filed with the Securities and Exchange Commission on August 19, 2019 (the “Form 10-Q”), is to update certain non-financial disclosures in Note 1 to the financial statements and to the signatures. The Company changed its name pursuant to a share exchange agreement dated May 2, 2018 rather than May 2, 2019 with WS Pharmagreen Inc. Note 1 In the financial statements now reflects that date change and Terry Kwan is signing the Form 10-Q as the Principal Accounting Officer. No other changes have been made to the Form 10-Q.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update the disclosures made in the original Form 10-Q except as noted above.

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

1.

Nature of Business and Continuance of Operations

Pharmagreen Biotech Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007, under the name Azure International, Inc.  On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger (“Articles”) with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc.  As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc.  The Company was previously in the business of providing technical advisory and appraisals to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts. Pursuant to a Share Exchange Agreement with WFS Pharmagreen Inc. (“WFS”) on May 2, 2018, the Company changed its name to Pharmagreen Biotech Inc. and changed its principal business to the construction of a biotech complex in Deroche, British Columbia, Canada, for the purpose of producing a variety of starter plantlets for the Canadian and international high CBD hemp and medical cannabis industries through the application of the proprietary plant tissue culture in vitro process called “Chibafreen”. This proprietary process will produce plantlets that will be genetically identical and free of pests and disease free with consistent and certifiable constituent properties.

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

September 5, 2019

Pharmagreen Biotech Inc.

By:	/s/ Peter Wojcik
Peter Wojcik
President, Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

19