Form 10-K
period 2019-09-30
Pharmagreen Biotech Inc.
filed 2019-12-30
CIK 1435181

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2019 or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to _________________________

000-56090

Commission file number

PHARMAGREEN BIOTECH INC.

(Exact name of registrant as specified in its charter)

Nevada

 98-0491567

State or other jurisdiction of incorporation or organization

(I.R.S. Employer Identification No.)

  2987 Blackbear Court, Coquitlam,

         British Columbia, Canada

V3E 3A2

      (Address of principal executive offices)

 (Zip Code)

(702-803-9404)

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. [ ] Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [X] Smaller reporting company [x] Emerging Growth

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes  [X] No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of December 27, 2019, 75,646,835 common shares are Issued and Outstanding.

Table of Contents

Item 1. Business.

2

Item 1A. Risk Factors.

3

Item 1B. Unresolved Staff Comments.

3

Item 2. Properties.

3

Item 3. Legal Proceedings.

3

Item 4. Mine Safety Disclosures.

3

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

3

Item 6. Selected Financial Data

4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

4

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

6

Item 8. Financial Statements and Supplementary Data

7

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

31

Item 9A. Controls and Procedures.

31

Item 9B. Other Information.

32

Item 10. Directors, Executive Officers and Corporate Governance.

32

Item 11. Executive Compensation.

35

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

38

Item 13. Certain Relationships and Related Transactions, and Director Independence.

39

Item 14. Principal Accounting Fees and Services.

40

Item 15. Exhibits, Financial Statement Schedules.

40

SIGNATURES

41

PART I

Item 1. Business.

Pharmagreen Biotech Inc. (the “Company”) was incorporated under the laws of the State of Nevada on November 26, 2007. The Company is headquartered in Coquitlam, British Columbia.  The Company’s mission is to advance the technology of tissue culture science and to provide the highest quality 100% germ free, disease free and all genetically the same plantlets of high CBD hemp and other flora and offering full spectrum DNA testing for plant identification, live genetics preservation using  low temperature storage for various cannabis and horticulture plants; extraction of botanical oils mainly CBD oil, and to deliver laboratory based services to the North American high CBD hemp, Cannabis and agriculture sectors.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Its immediate focus will be on producing tissue cultured high CBD hemp starter plantlets.  The Company has applied to Health Canada for a license to produce and sell tissue culture plantlets and cannabis oil.  On February 7, 2019, The Company’s, wholly owned Canadian subsidiary, WFS Pharmagreen Inc., received notification from Health Canada that its cannabis licensing application under the Cannabis Act and the Cannabis Regulations to obtain a license at the proposed site in Deroche, British Columbia, Canada has advanced from the first stage, “Intake and Screening” to the second stage, “Detailed Review and Initiation of Security Clearance Process,” of a three stage approval process. On May 10, 2019, the Company received confirmation from Health Canada that the second stage review was completed and that the Company can proceed to the third and final stage, construction of the biotech complex for final inspection and licensing.

Detailed Review and Initiation of Security Clearance Process means applications are reviewed against the licensing and personnel security requirements of the regulations.

The third stage is Confirmation of Readiness: Confirmation is provided to the applicant that the application substantively meets the requirements and asks for confirmation that the site is ready for licensing or inspection. This stage will be dependent on the timing of completing the development of its site.in Deroche, British Columbia Canada. The Company does not anticipate any additional costs related to this stage.

The Company is currently completing its engineering stage and has begun site development work for the building process of a 63,000 square foot biotech complex.

Company History Overview

Pharmagreen Biotech Inc. (“the Company”) was incorporated under the laws of Nevada, U.S. on November 26, 2007 under the name Azure International, Inc. On October 30, 2008 and effective as of the same date, the Company filed Articles of Merger with the Secretary of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation incorporated on October 16, 2008, and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc.

Air Transport Group Holdings, Inc. was originally set up to be in the business of acquiring aviation, travel and leisure companies.  During February 2018, change of control of the Company was effected and on February 21, 2018 new management took over.

On April 12, 2018, the Company entered into a share exchange agreement with WFS Pharmagreen Inc., a private company incorporated under the laws of British Columbia, Canada, whereby the Company acquired all of the issued and outstanding shares of WFS Pharmagreen Inc. in exchange for 37,704,500 shares of common stock of the Company. Upon completion of this transaction, the shareholders of WFS Pharmagreen hold 95.5% of voting control of the Company.

Immediately prior to closing of the Agreement, the majority shareholder of the Company was also the majority shareholder of WFS. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. On May 2, 2018, the Share Exchange Agreement was effected. In connection with this transaction, the Company changed its name on May 8, 2018 to Pharmagreen Biotech Inc. and changed its year end from April 30th to September 30th.

Our principal executive offices are temporarily located at 2987 Blackbear Court, Coquitlam, British Columbia, Canada. Our telephone number is (702-803-9404). Our internet address is www.pharmagreen.ca.

We expect to continue to incur losses for at least the next 12 months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing, through equity security sales, debt instruments and private financing, to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities, debt instruments or private financing.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real estate or other properties and have not entered into any long-term lease or rental agreements for property.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures.

N/A

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is currently quoted on the OTC Market under the symbol “PHBI.” Prior to July 31, 2018, our Common Stock was quoted under the symbol “AITGD.” Quotations of our Common Stock began on June 10, 2008. Our Common Stock was listed and commenced trading on the OTC Market on June 10, 2008.

As of September 30 2019, we had 75,646,835 shares of our Common Stock issued and outstanding held by approximately 161 stockholders of record. To date, we have not paid dividends on our Common Stock.

Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on OTC Markets does not necessarily represent its fair market value.

Date	Hi Bid	Low Bid
September 30, 2019	$2.10	$2.00
June 30, 2019	$2.22	$2.22
March 31, 2019	$1.95	$1.95
December 31, 2018	$1.70	$1.70
September 30, 2018	$2.90	$2.90
June 30, 2018	$3.40	$1.66
March 31, 2018	$5.92	$2.60
December 31, 2017	$1.24	$1.24
September 30, 2017	$.66	$.66

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at September 30, 2019, the Company has a working capital deficit of $1,273,994 and an accumulated deficit of $4,729,476. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We need to seek capital from resources such as the sale of private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a, early stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of September 30, 2019, we had $62,682 in cash, accounts receivable and other receivables of $10,639 and prepaid expenses and deposits of $115,856 as compared to $151,869 in cash, accounts receivable and other receivables of $31,765 and prepaid expenses and deposits of $14,476 as of September 30, 2018.  Overall, our cash position is lower and our prepaid expenses and deposits are higher as we have spent more funding on the planned build-out of our biotech complex, of which $101,728 was prepaid as at September 30, 2019.  As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $nil in revenue for the years ended September 30, 2019 and 2018 and have not generated any revenues since our inception.

Total expenses in the fiscal year ended September 30, 2019 were $645,961 as compared to total expenses for the fiscal year ended September 30, 2018 of $748,717. The decrease in expenses during the current year is due to the fact that we incurred $207,773 in license application fees during fiscal 2018 for our biotech complex compared to $3,758 of expenses during the current year and a decrease in professional fees from $124,034 in fiscal 2018 to $81,090 in fiscal 2019 due to lower audit and accounting costs.  The decrease was offset by an increase in consulting expense from $251,797 in fiscal 2018 to $442,529 in fiscal 2019 due to additional labour costs needed during the year and an increase in general and administrative expense of $102,864 for fiscal 2019 compared to $57,733 in fiscal 2018 as we had more day-to-day operating costs.  The Company also recorded a foreign exchange gain of $6,144 during the year ended September 30, 2019 compared to a foreign exchange loss of $78,920 during the year ended September 30, 2018 as the US-Canadian dollar exchange rates were relatively stable during the current year.

We incurred a net loss of $768,811 during the year ended September 30, 2019 compared to a net loss of $1,073,581 during the year ended September 30, 2018.  In addition to operating expenses, we incurred finance costs of $121,554 relating to interest and accretion on our convertible debentures.  For the year ended September 30, 2018, we incurred a loss on disposal of Canna Companion Products Inc. of $331,474 offset by a write-off of $10,478 of related party debt.

During the year ended September 30, 2019 and 2018, we incurred a net loss of $0.01 and $0.04 per share, respectively.

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

The Company is temporarily headquartered in Coquitlam, British Columbia.  Our mission is to advance the technology of tissue culture science and to provide the highest quality 100% germ free, disease free and all genetically the same plantlets of high CBD hemp and other flora and offering full spectrum DNA testing for plant identification, live genetics preservation using  low temperature storage for various cannabis and horticulture plants; extraction of botanical oils mainly CBD oil, and to deliver laboratory based services to the North American high CBD hemp, Cannabis and agriculture sectors.

Its immediate focus will be on producing tissue cultured high CBD hemp starter plantlets.  The Company has applied to Health Canada for a license to produce and sell tissue culture plantlets and cannabis oil.  On February 7, 2019, the Company’s, Canadian subsidiary, WFS Pharmagreen Inc., received notification from Health Canada that its cannabis licensing application under the Cannabis Act and the Cannabis Regulations to obtain a license at the proposed site in Deroche, British Columbia, Canada has advanced from the first stage, “Intake and Screening” to the second stage, “Detailed Review and Initiation of Security Clearance Process,” of a three stage approval process.  On May 10, 2019, the Company received confirmation from Health Canada that the second stage has been completed and the company can move into the third stage, construction of the biotech complex for inspection and licensing.

The Company is currently completing its engineering stage and has begun site development work for the building process of a 63,000 square foot biotech complex.  The Botany Center will serve the following purposes:

Plantlets tissue culture unit (under Cannabis licence and under Hemp License for high CBD hemp strain tissue culture starter plantlets)

·

Plantlets low temperature storage unit (under Cannabis licence and Hemp license) **

·

Plant DNA testing unit (Under Cannabis licence and Hemp license)**

·

Cannabis and high CBD hemp product development unit (under Cannabis Licence)**

·

Cannabis and high CBD hemp oil products extraction (under Cannabis Licence)**

·

** when funds become available in the future

The Company is dedicated to become internationally recognized and valued biotech science solutions company in North America for its proprietary micro-propagation techniques, tissue culture plantlets production, preservation of genetics, extraction of cannabis oil, Cannabis and high CBD hemp products development, and plant DNA species identification and certification. The extraction of cannabis oil and new cannabis and high CBD hemp product development will be conducted under the Cannabis License. The company has concurrently applied for a Cannabis License administrated by Health Canada.

If the Company is awarded Cannabis License with Health Canada it will continue to build out the Biotech Complex.  It will take 19 months to construct and make operational the Biotech Complex.

Until the company receives proceeds from its current offering on Form S-1, $120,000 of funds are necessary to implement our business plan, $20,000 for public company compliance and the $40,000,000 to build the Biotech Complex.  Mr. Wojcik has agreed to fund these amounts until such time as the Company raises $120,000 for the business plan and $20,000 for public company compliance.   The Company will repay Mr. Wojcik the $120,000 of the advanced working capital from the proceeds.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data

PHARMAGREEN BIOTECH INC.

Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. Dollars)

SATURNA GROUP
CHARTERED PROFESSIONAL ACCOUNTANTS LLP

1066 West Hastings Street, Suite 1250
Vancouver, BC Canada V6E 3X1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmagreen Biotech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharmagreen Biotech Inc. (the "Company") as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended and related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2019 and 2018, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. As at September 30, 2019, the Company has a working capital deficit of $1,273,994 and an accumulated deficit of $4,729,476. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company's internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company's auditor since 2017

Vancouver, Canada
December 27, 2019

PHARMAGREEN BIOTECH INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2019	September 30, 2018
	$	$

Assets

Current assets

Cash	62,682	151,869
Amounts receivable	10,639	31,765
Prepaid expenses and deposits	115,856	14,476

Total current assets	189,177	198,110

Property and equipment (Note 4)	441,095	251,310

Total assets	630,272	449,420

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 5 and 7)	855,766	624,684
Advances from Alliance Growers Corp. (Note 9)	56,634	928,649
Due to related parties (Note 7)	475,666	282,855
Convertible notes – current portion, net of unamortized financing costs of $2,895 and $nil, respectively (Note 6)	75,105	–

Total current liabilities	1,463,171	1,836,188

Convertible notes, net of unamortized discount of $27,321 and $28,617, respectively (Note 6)	1,599	693

Total liabilities	1,464,770	1,836,881

Stockholders’ deficit

Common stock Authorized: 9,000,000,000 shares, $0.001 par value; 75,646,835 and 71,620,100 shares issued and outstanding, respectively	75,647	71,620
Additional paid-in capital	3,772,781	2,464,136
Accumulated other comprehensive income	47,824	38,722
Deficit	(4,729,476)	(3,961,939)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(833,224)	(1,387,461)

Non-controlling interest	(1,274)	–

Total stockholders’ deficit	(834,498)	(1,387,461)

Total liabilities and stockholders’ deficit	630,272	449,420

Nature of business and continuance of operations (Note 1)
Commitment (Note 9)
Subsequent events (Note 12)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year ended September 30, 2019 $	Year ended September 30, 2018 $

Expenses

Advertising and promotion	–	3,669
Consulting fees (Note 7)	442,529	251,797
Foreign exchange loss (gain)	(6,144)	78,920
General and administrative	102,864	57,733
License application fees	3,758	207,773
Professional fees	81,090	124,034
Research and development	3,956	7,619
Salaries and wages	17,908	17,172

Total expenses	645,961	748,717

Net loss before other income (expense)	(645,961)	(748,717)

Other income (expense)

Accretion of discount on convertible notes	(1,296)	(3,868)
Write-off of related party debt	–	10,478
Finance costs	(121,554)	–
Loss on disposal of the net assets of Canna Companion Products, Inc. (Note 10)	–	(331,474)

Total other income (expense)	(122,850)	(324,864)

Net loss	(768,811)	(1,073,581)

Less: net loss attributable to non-controlling interest	1,274	–

Net loss attributable to Pharmagreen Biotech Inc.	(767,537)	(1,073,581)

Comprehensive income (loss)

Foreign currency translation gain	9,102	101,891

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(758,435)	(971,690)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.01)	(0.04)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Pharmagreen Biotech Inc.	74,061,724	24,810,464

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Changes in Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2017	20,600,000	20,600	534,269	(63,169)	(2,888,358)	–	(2,396,658)

Issuance of common stock pursuant to conversion of convertible notes and accrued interest	17,704,500	17,704	1,975,645	–	–	–	1,993,349

Beneficial conversion feature on convertible note issued	–	–	32,485	–	–	–	32,485

Cancellation of common stock	(600,000)	(600)	600	–	–	–	–

Recapitalization transaction: Shares of Pharmagreen Biotech Inc.	2,170,600	2,171	(50,293)	–	–	–	(48,122)

Issuance of common stock to convert notes payable	31,745,000	31,745	(28,570)	–	–	–	3,175

Foreign currency translation gain	–	–	–	101,891	–	–	101,891

Net loss for the year	–	–	–	–	(1,073,581)	–	(1,073,581)

Balance, September 30, 2018	71,620,100	71,620	2,464,136	38,722	(3,961,939)	–	(1,387,461)

Issuance of common stock pursuant to conversion of convertible notes	3,900,000	3,900	(3,510)	–	–	–	390

Issuance of common stock for services	126,735	127	293,927	–	–	–	294,054

Issuance of common stock of 1155097 B.C. Ltd. (Note 9)	–	–	1,018,228	–	–	–	1,018,228

Foreign currency translation gain	–	–	–	9,102	–	–	9,102

Net loss for the year	–	–	–	–	(767,537)	(1,274)	(768,811)

Balance, September 30, 2019	75,646,835	75,647	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year ended September 30, 2019	Year ended September 30, 2018
	$	$

OPERATING ACTIVITIES

Net loss	(768,811)	(1,073,581)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	1,296	3,868
Financing fees	105	–
Loss on disposal of net assets of Canna Companion Products, Inc.	–	331,474
Shares issued for services	294,054	–
Write-off of related party debt	–	(10,478)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	21,126	(28,571)
Prepaid expenses and deposits	(101,380)	(3,519)
Accounts payable and accrued liabilities	231,082	18,377
Due to related parties	4,696	(23,104)

Net cash used in operating activities	(317,832)	(785,534)

INVESTING ACTIVITIES

Acquisition of property and equipment	(196,127)	(251,310)

Net cash used in investing activities	(196,127)	(251,310)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	75,000	298,239
Repayment of convertible notes	–	(104,255)
Proceeds from advances from Alliance Growers Corp.	169,713	928,649
Proceeds from loans from related parties	247,467	–
Repayment of loans from related parties	(59,352)	–

Net cash provided by financing activities	432,828	1,122,633

Effect of foreign exchange rate changes on cash	(8,056)	49,638

Change in cash	(89,187)	135,427

Cash, beginning of year	151,869	16,442

Cash, end of year	62,682	151,869

Non-cash investing and financing activities:

Issuance of common stock of WFS pursuant to the conversion of convertible notes and accrued interest	–	1,993,349
Issuance of common stock pursuant to the conversion of convertible notes	390	3,175
Issuance of convertible notes in exchange for amounts due to related parties	–	32,485
Issuance of common stock of 1155097 B.C. Ltd.	1,018,228	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

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

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2019, the Company has not earned any revenues from operations, has a working capital deficit of $1,273,994, and has an accumulated deficit of $4,729,476. During the year ended September 30, 2019, the Company incurred a net loss of $768,811 and used cash flows for operations of $317,832.  These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

2.

Significant Accounting Policies

Basis of Presentation

(a)

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc., and its 89.7% owned subsidiary 1155097 B.C. Ltd., companies incorporated in British Columbia, Canada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

(b)

Use of Estimates and Judgments

The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the recoverability of property and equipment, the equity component of convertible notes, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(c)

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)

Property, Plant, and Equipment

Property, plant, and equipment is measured at cost less accumulated depreciation, residual values, and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the asset to a working condition for the intended use and borrowing costs on qualifying assets. During their construction, items of property, plant, and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant, and equipment and depreciation on the item commences.

The Company capitalizes borrowing costs on capital invested in projects under construction. Upon the asset becoming available for use, capitalized borrowing costs, as a portion of the total cost of the asset, are depreciated over the estimated useful life of the related asset.

(e)

Long-lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(f)

Fair Value Measurements

The Company measures and discloses the estimated fair value of financial assets and liabilities using the fair value hierarchy prescribed by U.S. generally accepted accounting principles. The fair value hierarchy has three levels, which are based on reliable available inputs of observable data. The hierarchy requires the use of observable market data when available. The three-level hierarchy is defined as follows:

Level 1 – quoted prices for identical instruments in active markets.

Level 2 – quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model derived valuations in which significant inputs and significant value drivers are observable in active markets; and.

Level 3 – fair value measurements derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(f)

Fair Value Measurements (continued)

Financial instruments consist principally of cash, accounts receivable and other receivables, accounts payable and accrued liabilities, advances from Alliance Growers Corp., amounts due to related parties, and convertible notes. The fair value of cash is determined based on Level 1 inputs. There were no transfers into or out of “Level 3” during the years ended September 30, 2019, and 2018. The recorded values of all other financial instruments, with the exception of non-current convertible notes, approximate their current fair values because of their nature and respective relatively short maturity dates or durations.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(g)

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the consolidated statement of operations.

The Company uses the current rate method to translate the accounts of its wholly-owned subsidiaries into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. The resulting exchange gains or losses are recognized in accumulated other comprehensive income.

(h)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation”, using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.

The Company uses the Black-Scholes option pricing model to calculate the fair value of stock-based awards. This model is affected by the Company’s stock price as well as assumptions regarding a number of subjective variables. These subjective variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The value of the portion of the award that is ultimately expected to vest is recognized as an expense in the consolidated statement of operations and comprehensive loss over the requisite service period.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(i)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2019, there were 364,850,535 (2018 – 293,103,700) potentially dilutive shares outstanding.

(j)

Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at September 30, 2019 and 2018, comprehensive loss consists of foreign currency translation gains and losses.

(k)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized.

As of September 30, 2019 and 2018, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2014 to 2018. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

(l)

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

2.

Significant Accounting Policies (continued)

(m)

Recently Adopted Accounting Pronouncements (continued)

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

(n)

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard will be effective for us in the first quarter of fiscal year 2020, although early adoption is permitted (but no sooner than the adoption of Topic 606). The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

In February 2016, Topic 842, Leases, was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 will be effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard is not expected to have a material impact on the Company´s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.

Acquisition of WFS Pharmagreen Inc.

On April 12, 2018, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with WFS Pharmagreen Inc. (“WFS”). Pursuant to the Share Exchange Agreement, the Company issued 37,704,500 shares of common stock in exchange for 100% of the issued and outstanding Class A Voting shares of common stock of WFS.  The acquisition closed on May 2, 2018.

Immediately prior to closing of the Agreement, the majority shareholder of the Company was also the majority shareholder of WFS. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

3.

Acquisition of WFS Pharmagreen Inc. (continued)

Pursuant to ASC 250-10 and ASC 805-50, the transaction resulted in a change in the reporting entity and was recognized retrospectively for all periods during which the entities were under common control. For common-control transactions that result in a change in the reporting entity and for which both receiving entity and the transferring entity were not under common control during the entire reporting period, it is necessary to determine which entity is the predecessor. The predecessor is the reporting entity deemed to be the receiving entity for accounting purposes in a common-control transaction. The predecessor is not always the entity that legally receives the net assets or equity interests transferred. Comparative financial information shall only be adjusted for periods during which the entities were under common control. Since common control between the Company and WFS did not occur until the current period, the comparative information does not need to be combined. Accordingly, for periods in which the combining entities were not under common control, the comparative financial statements presented are those of the entity that is determined to be the predecessor up to the date at which the entities became under common control. WFS was determined to be the predecessor entity and, therefore, was deemed to be the receiving entity for accounting purposes. Additionally, the consolidated financial statements and financial information presented for prior periods has been restated to reflect the financial position and results of operations of WFS.

Assets acquired and liabilities assumed are reported at their historical carrying amounts and any difference between the proceeds transferred is recognized in additional paid-in capital. These consolidated financial statements include the accounts of the Company since the date common control commenced and the historical accounts of WFS since inception.

The liabilities assumed from the Company are as follows:

February 27, 2018 $

Accounts payable	(948)
Due to related parties	(42,949)
Due to WFS	(4,225)

Net liabilities assumed	(48,122)

4.

Property and Equipment

	Cost $	Accumulated depreciation $	Net carrying value as at September 30, 2019 $	Net carrying value as at September 30, 2018 $

Construction in progress	441,095	–	441,095	251,310

As at September 30, 2019, costs related to the construction of cannabis production complex were capitalized as construction in progress and not depreciated. Depreciation will commence when construction is completed, and the facility is available for its intended use.

5.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	2019 $	2018 $

Accounts payable	829,942	590,484
Accrued interest payable	25,824	34,200

	855,766	624,684

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes

(a)

On April 16, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$92,000. The convertible debentures are unsecured, non-interest bearing, and were due by April 16, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.10 per share if WFS sells all or substantially all of its assets to another entity. In connection with the financing, WFS paid finder’s fees of Cdn$5,200. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 920,000 shares of WFS common stock for the conversion of Cdn$92,000 of convertible debt.

(b)

On September 15, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$268,000. The convertible debentures are unsecured, non-interest bearing, and were due by September 15, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. In connection with the financing, WFS paid finder’s fees of Cdn$9,600. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 25, 2017, WFS repaid $5,000 of the convertible debenture. On May 1, 2018, WFS issued 1,052,000 shares of WFS common stock for the conversion of Cdn$263,000 of convertible debt.

(c)

On September 16, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$10,000. The convertible debentures are unsecured, non-interest bearing, and were due by September 16, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per common share if WFS sells all or substantially all of its assets to another entity.  WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 40,000 shares of WFS common stock for the conversion of Cdn$10,000 of convertible debt.

(d)

On September 16, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$32,000. The convertible debentures are unsecured, non-interest bearing, and were due by September 16, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.10 per share if WFS sells all or substantially all of its assets to another entity.  In connection with the financing, WFS paid finder’s fees of Cdn$3,200. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 320,000 shares of WFS common stock for the conversion of Cdn$32,000 of convertible debt.

(e)

On September 17, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$130,000. The convertible debentures are unsecured, non-interest bearing, and were due by September 17, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 520,000 shares of WFS common stock for the conversion of Cdn$130,000 of convertible debt.

(f)

On November 27, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$15,000. The convertible debentures are unsecured, non-interest bearing, and due by November 27, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.10 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 150,000 shares of WFS common stock for the conversion of Cdn$15,000 of convertible debt.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(g)

On December 30, 2014, WFS issued convertible debentures in the aggregate amount of Cdn$20,000. The convertible debentures are unsecured, non-interest bearing, and due by December 30, 2016. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 80,000 shares of WFS common stock for the conversion of Cdn$20,000 of convertible debt.

(h)

On January 21, 2015, WFS issued a convertible debenture in the amount of Cdn$250,000. The convertible debenture is unsecured, non-interest bearing, and due by January 21, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.10 per common share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 2,500,000 shares of WFS common stock for the conversion of Cdn$250,000 of convertible debt.

(i)

On February 22, 2015, WFS issued a convertible debenture in the amount of Cdn$30,000. The convertible debenture is unsecured, non-interest bearing, and due by February 22, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. In connection with the financing, WFS paid finder’s fees of Cdn$3,000. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 120,000 shares of WFS common stock for the conversion of Cdn$30,000 of convertible debt.

(j)

On April 15, 2015, WFS issued a convertible debenture in the amount of Cdn$50,000. The convertible debenture is unsecured, non-interest bearing, and due by April 15, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 200,000 shares of WFS common stock for the conversion of Cdn$50,000 of convertible debt.

(k)

On April 22, 2015, WFS issued a convertible debenture in the amount of Cdn$15,000. The convertible debenture is unsecured, non-interest bearing, and due by April 22, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. In connection with the financing, WFS paid finder’s fees of Cdn$1,500. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 60,000 shares of WFS common stock for the conversion of Cdn$15,000 of convertible debt.

(l)

On May 29, 2015, WFS issued convertible debentures in the aggregate amount of Cdn$10,000. The convertible debentures are unsecured, non-interest bearing, and due by May 29, 2017. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debentures contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On May 1, 2018, WFS issued 40,000 shares of WFS common stock for the conversion of Cdn$10,000 of convertible debt.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(m)

On June 3, 2015, WFS issued a convertible debenture in the amount of Cdn$15,000. The convertible debenture is unsecured, non-interest bearing, and due by June 3, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity.  In connection with the financing, WFS paid finder’s fees of Cdn$1,500. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 60,000 shares of WFS common stock for the conversion of Cdn$15,000 of convertible debt.

(n)

On June 26, 2015, WFS issued a convertible debenture in the amount of Cdn$10,000. The convertible debenture is unsecured, non-interest bearing, and due by June 26, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity.  In connection with the financing, WFS paid finder’s fees of Cdn$1,000. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 40,000 shares of WFS common stock for the conversion of Cdn$10,000 of convertible debt.

(o)

On June 29, 2015, WFS issued a convertible debenture in the amount of Cdn$325,000 to the father of the Chief Executive Officer of WFS. The convertible debenture is unsecured, bears interest at 12% per annum, and is due on June 29, 2016. The convertible debenture is convertible into common shares of WFS or common shares of a public company that is an affiliate of WFS ("Pubco") at a conversion price which is the higher of (i) Cdn$0.10 per share; and (ii) if WFS or Pubco is listed on a stock exchange, the price per share equal to the amount that is a 40% discount from the average trading price of the shares of WFS or Pubco over a period of 5 trading days before the date of conversion. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On February 28, 2018, WFS repaid Cdn$97,800 of the convertible debenture. On February 28, 2018, WFS issued 2,889,147 shares of common stock for the conversion of Cdn$227,200 of convertible debt and accrued interest.

(p)

On July 23, 2015, WFS issued a convertible debenture in the amount of Cdn$100,000. The convertible debenture is unsecured, non-interest bearing, and due by July 22, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.20 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 500,000 shares of WFS common stock for the conversion of Cdn$100,000 of convertible debt.

(q)

On August 20, 2015, WFS issued a convertible debenture in the amount of Cdn$100,000 to the father of the Chief Executive Officer of WFS. The convertible debenture is unsecured, bears interest at 12% per annum, and was due on August 20, 2016. The convertible debenture is convertible into common shares of WFS or common shares of a public company that is an affiliate of WFS ("Pubco") at a conversion price which is the higher of (i) Cdn$0.10 per share; and (ii) if WFS or Pubco is listed on a stock exchange, the price per share equal to the amount that is a 40% discount from the average trading price of the shares of WFS or Pubco over a period of 5 trading days before the date of conversion. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On February 28, 2018, WFS issued 1,271,632 shares of common stock for the conversion of Cdn$100,000 of convertible debt and accrued interest.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(r)

On October 4, 2015, WFS issued a convertible debenture in the amount of Cdn$100,000 to the father of the Chief Executive Officer of WFS, of which Cdn$30,000 was received on September 15, 2015. The convertible debenture is unsecured, bears interest at 12% per annum, and was due on October 4, 2016. The convertible debenture is convertible into common shares of WFS or common shares of a public company that is an affiliate of WFS ("Pubco") at a conversion price which is the higher of (i) Cdn$0.10 per share; and (ii) if WFS or Pubco is listed on a stock exchange, the price per share equal to the amount that is a 40% discount from the average trading price of the shares of WFS or Pubco over a period of 5 trading days before the date of conversion. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On February 28, 2018, WFS issued 1,271,632 shares of common stock for the conversion of Cdn$100,000 of convertible debt and accrued interest.

(s)

On October 17, 2015, WFS issued a convertible debenture in the amount of Cdn$27,000. The convertible debenture is unsecured, non-interest bearing, and due by October 17, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.24545 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 110,000 shares of WFS common stock for the conversion of Cdn$27,000 of convertible debt.

(t)

On December 1, 2015, WFS issued a convertible debenture in the amount of Cdn$10,000. The convertible debenture is unsecured, non-interest bearing, and due by December 1, 2017. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 40,000 shares of WFS common stock for the conversion of Cdn$10,000 of convertible debt.

(u)

On February 1, 2016, WFS issued convertible debentures in the aggregate amount of Cdn$45,000. The convertible debentures are unsecured, non-interest bearing, and due by February 1, 2018. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debentures contain no embedded beneficial conversion features as there is no guarantee that the option to convert the convertible debentures into common shares of WFS will occur. On February 19, 2018, WFS repaid $25,000 of the convertible debenture. On May 1, 2018, WFS issued 80,000 shares of WFS common stock for the conversion of Cdn$20,000 of convertible debt.

(v)

On February 24, 2016, WFS issued convertible debenture in the aggregate amount of Cdn$30,000. The convertible debentures are unsecured, non-interest bearing, and due by February 24, 2018. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.20 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 150,000 shares of WFS common stock for the conversion of Cdn$30,000 of convertible debt.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(w)

On February 24, 2016, WFS issued convertible debenture in the aggregate amount of Cdn$25,000. The convertible debentures are unsecured, non-interest bearing, and due by February 24, 2018. The convertible debentures are convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 100,000 shares of WFS common stock for the conversion of Cdn$25,000 of convertible debt.

(x)

On May 31, 2016, WFS issued a convertible debenture in the amount of Cdn$115,000 to the father of the Chief Executive Officer of WFS, of which Cdn$40,000 was received on November 3, 2015, and Cdn$75,000 was received on April 28, 2016. The convertible debenture is unsecured, bears interest at 12% per annum, and is due on May 31, 2017. The convertible debenture is convertible into common shares of WFS or common shares of a public company that is an affiliate of WFS ("Pubco") at a conversion price which is the higher of (i) Cdn$0.10 per share; and (ii) if WFS or Pubco is listed on a stock exchange, the price per share equal to the amount that is a 40% discount from the average trading price of the shares of WFS or Pubco over a period of 5 trading days before the date of conversion. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On February 28, 2018, WFS issued 1,462,376 shares of common stock for the conversion of Cdn$115,000 of convertible debt and accrued interest.

(y)

On July 12, 2016, WFS issued a convertible debenture in the amount of Cdn$35,000 to the father of the Chief Executive Officer of WFS. The convertible debenture is unsecured, bears interest at 12% per annum, and is due on July 12, 2017. The convertible debenture is convertible into common shares of WFS or common shares of a public company that is an affiliate of WFS ("Pubco") at a conversion price which is the higher of (i) Cdn$0.10 per share; and (ii) if WFS or Pubco is listed on a stock exchange, the price per share equal to the amount that is a 40% discount from the average trading price of the shares of WFS or Pubco over a period of 5 trading days before the date of conversion. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On February 28, 2018, WFS issued 445,071 shares of common stock for the conversion of Cdn$35,000 of convertible debt and accrued interest.

(z)

On September 29, 2016, WFS issued a convertible debenture in the amount of Cdn$5,000. The convertible debenture is unsecured, non-interest bearing, and due by September 29, 2018. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 20,000 shares of WFS common stock for the conversion of Cdn$5,000 of convertible debt.

(aa)

On November 16, 2016, WFS issued a convertible debenture in the amount of $70,000 to the father of the Chief Executive Officer of WFS. The convertible debenture is unsecured, bears interest at 12% per annum, and is due on November 16, 2017. The convertible debenture is convertible into common shares of WFS or common shares of a public company that is an affiliate of WFS ("Pubco") at a conversion price which is the higher of (i) Cdn$0.10 per share; and (ii) if WFS or Pubco is listed on a stock exchange, the price per share equal to the amount that is a 40% discount from the average trading price of the shares of WFS or Pubco over a period of 5 trading days before the date of conversion. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On February 28, 2018, WFS issued 890,142 shares of common stock for the conversion of Cdn$70,000 of convertible debt and accrued interest.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(bb)

On January 5, 2017, WFS issued a convertible debenture in the amount of Cdn$65,000. The convertible debenture is unsecured, non-interest bearing, and due by January 5, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity.  WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 260,000 shares of WFS common stock for the conversion of Cdn$65,000 of convertible debt.

(cc)

On January 8, 2017, WFS issued a convertible debenture in the amount of Cdn$5,000. The convertible debenture is unsecured, non-interest bearing, and due by January 8, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity.  WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 16, 2018, WFS repaid $5,000 of the convertible debenture.

(dd)

On February 4, 2017, WFS issued a convertible debenture in the amount of Cdn$7,000. The convertible debenture is unsecured, non-interest bearing, and due by February 4, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity.  WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 28,000 shares of WFS common stock for the conversion of Cdn$7,000 of convertible debt.

(ee)

On April 26, 2017, WFS issued a convertible debenture in the amount of Cdn$5,000. The convertible debenture is unsecured, non-interest bearing, and due by February 4, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity.  WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 16, 2018, WFS repaid $5,000 of the convertible debenture.

(ff)

On April 26, 2017, WFS issued a convertible debenture in the amount of Cdn$25,000. The convertible debenture is unsecured, non-interest bearing, and due by April 26, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 100,000 shares of WFS common stock for the conversion of Cdn$25,000 of convertible debt.

(gg)

On May 12, 2017, WFS issued a convertible debenture in the amount of Cdn$50,000. The convertible debenture is unsecured, non-interest bearing, and due by May 12, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 200,000 shares of WFS common stock for the conversion of Cdn$50,000 of convertible debt.

(hh)

On May 31, 2017, WFS issued a convertible debenture in the amount of Cdn$8,000. The convertible debenture is unsecured, non-interest bearing, and due by May 31, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 32,000 shares of WFS common stock for the conversion of Cdn$8,000 of convertible debt.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(ii)

On June 6, 2017, WFS issued a convertible debenture in the amount of Cdn$50,000. The convertible debenture is unsecured, non-interest bearing, and due by June 6, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.20 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 250,000 shares of WFS common stock for the conversion of Cdn$50,000 of convertible debt.

(jj)

On December 23, 2017, WFS issued a convertible debenture in the amount of Cdn$51,000. The convertible debenture is unsecured, non-interest bearing, and due by December 23, 2019. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 204,000 shares of WFS common stock for the conversion of Cdn$51,000 of convertible debt.

(kk)

On January 3, 2018, WFS issued a convertible debenture in the amount of Cdn$12,500. The convertible debenture is unsecured, non-interest bearing, and due by January 3, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.20 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 62,500 shares of WFS common stock for the conversion of Cdn$12,500 of convertible debt.

(ll)

On January 10, 2018, WFS issued a convertible debenture in the amount of Cdn$25,000. The convertible debenture is unsecured, non-interest bearing, and due by January 10, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 100,000 shares of WFS common stock for the conversion of Cdn$25,000 of convertible debt.

(mm)

On January 11, 2018, WFS issued a convertible debenture in the amount of Cdn$13,000. The convertible debenture is unsecured, non-interest bearing, and due by January 11, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 52,000 shares of WFS common stock for the conversion of Cdn$13,000 of convertible debt.

(nn)

On January 18, 2018, WFS issued a convertible debenture in the amount of Cdn$10,000. The convertible debenture is unsecured, non-interest bearing, and due by January 18, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 40,000 shares of WFS common stock for the conversion of Cdn$10,000 of convertible debt.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(oo)

On January 25, 2018, WFS issued a convertible debenture in the amount of Cdn$10,000. The convertible debenture is unsecured, non-interest bearing, and due by January 25, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 40,000 shares of WFS common stock for the conversion of Cdn$10,000 of convertible debt.

(pp)

On January 27, 2018, WFS issued a convertible debenture in the amount of Cdn$5,000. The convertible debenture is unsecured, non-interest bearing, and due by January 27, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 20,000 shares of WFS common stock for the conversion of Cdn$5,000 of convertible debt.

(qq)

On January 29, 2018, WFS issued a convertible debenture in the amount of Cdn$246,000. The convertible debenture is unsecured, non-interest bearing, and due by January 29, 2020. The convertible debenture is convertible into common shares of WFS at a conversion price of Cdn$0.25 per share if WFS sells all or substantially all of its assets to another entity. WFS determined that the convertible debenture contained no embedded beneficial conversion feature as there is no guarantee that the option to convert the convertible debenture into common shares of WFS will occur. On May 1, 2018, WFS issued 984,000 shares of WFS common stock for the conversion of Cdn$246,000 of convertible debt.

(rr)

On April 4, 2018, the amount of $32,485 owed to related parties was converted to Series A convertible notes, which are unsecured, non-interest bearing, and due on April 4, 2023.  These notes are convertible in whole or in part, any time until maturity, to common shares of the Company at $0.0001 per share. The outstanding balance remaining at maturity shall bear interest at 12% per annum until fully paid. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 “Debt with Conversion and Other Options”. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,485 as additional paid-in capital and reduced the carrying value of the convertible note to $nil. The carrying value will be accreted over the term of the convertible notes up to their face value of $32,485.

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

During the year ended September 30, 2019, the Company issued 3,900,000 shares of common stock upon the conversion of $390 of Series A convertible notes. Upon conversion, the Company immediately recognized the related remaining debt discount of $375 as accretion expense.

As at September 30, 2019, the carrying value of the convertible notes was $1,599 (2018 - $693) and had an unamortized discount of $27,321 (2018 - $28,618). During the year ended September 30, 2019, the Company recorded accretion expense of $1,296 (2018 - $3,868).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

6.

Convertible Notes (continued)

(ss)

On September 17, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $75,000. The note is due on September 20, 2020 and bears interest on the unpaid principal balance at a rate of 10% per annum. Stringent pre-payment terms apply (from 20% to 30% to 33%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 358,510 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of September 30, 2019.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2019, the Company recognized accretion of the deferred financing fees of $105, which is included in professional fees. As at September 30, 2019, the carrying value of the convertible note was $75,105.

7.

Related Party Transactions

(a)

As at September 30, 2019, the Company owed $372,799 (Cdn$493,694) (2018 – $223,799 (Cdn$289,193)) to the President of the Company, which is non-interest bearing, unsecured and due on demand. During the year ended September 30, 2019, the Company incurred consulting fees of $90,423 (2018 - $101,643) to the President of the Company.

(b)

As at September 30, 2019, the Company owed $47,367 (Cdn$62,730) (2018 - $2,176 (Cdn$2,812)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at September 30, 2019, the Company owed $55,500 (Cdn$73,500) (2018 - $56,880 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)

As at September 30, 2019, the Company owed $nil (2018 - $12,522 (Cdn$16,181)) to the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(e)

As at September 30, 2019, the Company owed $291,504 (Cdn$386,039) (2018 – $243,969 (Cdn$315,272)) to a company controlled by the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2019, the Company incurred consulting fees of $90,423 (2018 - $101,643) to the company controlled by the Chief Financial Officer of the Company.

(f)

During the year ended September 30, 2019, the Company incurred research and development fees of $3,956 (2018 - $nil), license application fees of $3,758 (2018 - $nil)  and expenses related to the construction of the cannabis construction complex of $8,308 (Cdn$11,025) (2018 - $nil) to the Chief Financial Officer of WFS.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

8.

Common Stock

Year ended September 30, 2019

(a)

On December 6, 2018, the Company issued 2,000,000 shares of common stock upon the conversion of $200 of Series A convertible notes at $0.0001 per share. Refer to Note 6 (rr).

(b)

On December 6, 2018, the Company issued 51,735 shares of common stock with a fair value of $121,554 for financing costs. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

(c)

On February 1, 2019, the Company issued 1,000,000 shares of common stock upon the conversion of $100 of Series A convertible notes at $0.0001 per share. Refer to Note 6 (rr).

(d)

On August 19, 2019, the Company issued 900,000 shares of common stock upon the conversion of $90 of Series A convertible notes at $0.0001 per share. Refer to Note 6 (rr).

(e)

On September 17, 2019, the Company issued 75,000 shares of common stock with a fair value of $172,500 for consulting fees. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

Year ended September 30, 2018

(a)

On February 28, 2018, the Company issued 8,230,000 shares of WFS common stock for the conversion of $506,761 (Cdn$647,200) of convertible debentures and $137,652 (Cdn$175,800) of accrued interest.

(b)

On April 16, 2018, the Company filed a certificate of amendment to increase the authorized share capital to 9,000,000,000 shares of common stock.

(c)

On May 1, 2018, the WFS issued 9,474,500 shares of WFS common stock for the conversion of Cdn$1,736,500 convertible debentures.

(d)

On May 2, 2018, the Company issued 37,704,500 shares of common stock in exchange for all the issued and outstanding shares of WFS Pharmagreen Inc. pursuant to the share exchange agreement dated April 12, 2018. Refer to Note 3.

(e)

On May 24, 2018, the Company enacted a reverse split of its shares of common stock on a 200:1 basis. All reference to share and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

(f)

On July 9, 2018, the Company issued 26,720,000 shares of common stock upon the conversion of $2,672 of Series A convertible notes at $0.0001 per share. Refer to Note 6 (rr).

(g)

On July 24, 2018, the Company filed a certificate of amendment to decrease the authorized share capital to 500,000,000 shares of common stock.

(h)

On August 27, 2018, the Company issued 5,025,000 shares of common stock upon the conversion of $503 of Series A convertible notes at $0.0001 per share. Refer to Note 6 (rr).

9.

Commitment

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex (the “Biotech Complex”) located in British Columbia, through their subsidiary, 1155097 B.C. Ltd. (“115BC”). On January 25, 2019, the Company’s wholly owned subsidiaries WFS Pharmagreen Inc. and 115BC entered into an Option Agreement with Alliance Growers Corp, which superseded the LOI entered into on December 11, 2017. The Option Agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. The second option expired during the year ended September 30, 2019. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance Growers Corp. upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. As at September 30, 2019, the Company received advances of $56,634 (2018 - $928,649) from Alliance.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

10.

Discontinued Operations

During the year ended September 30, 2018, the Company recognized a loss on disposal of the net assets of Canna Companion Products, Inc. of $331,474 due to the misappropriation on October 1, 2017.

11.

Income Taxes

The Company is subject to Canadian federal and provincial taxes at an approximate rate of 27% (2018 – 26.75%) and United States federal and state income taxes at an approximate rate of 21% (2018 – 21%). The reconciliation of the provision for income taxes at the federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2019 $	2018 $

Income tax recovery at statutory rate	(177,541)	(281,940)

Permanent differences and other	(5,970)	80,404
Change in enacted tax rate	(401,110)	(2,442)
Change in valuation allowance	584,621	203,978

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	2019 $	2018 $

Net operating losses carried forward	1,567,688	708,497
Property and equipment	(66,141)	152,406
Intangible assets	–	56,023
Valuation allowance	(1,501,547)	(916,926)

Net deferred income tax asset	–	–

The 2017 Act reduces the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely. The Company has net operating losses carried forward of $5,971,163 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

	Canada $	USA $

2029	–	54,040
2030	–	101,259
2034	401,530	–
2035	740,776	1,003
2036	1,008,613	1,000
2037	1,229,859	–
2038	1,575,665	99,177
2039	272,632	493,609

	5,229,075	742,088

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2019 and 2018

(Expressed in U.S. dollars)

12.

Subsequent Events

(a)

On October 1, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,255 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $74,745. The note is due on October 1, 2020 and bears interest on the unpaid principal balance at a rate of 10% per annum. Stringent pre-payment terms apply (from 20% to 30% to 33%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 24% per annum from the due date until paid. The Company must, at all times, reserve seven times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 390,000 shares of common stock. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of (i) the lowest trading price 10-trading day period prior to the issuance date (ii) 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

(b)

On October 17, 2019, the Company entered into a convertible note with an unrelated party for $63,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $60,000. The note is due on October 17, 2020 and bears interest on the unpaid principal balance at a rate of 10% per annum. Stringent pre-payment terms apply (from 20% to 30% to 33%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Company must, at all times, reserve six times that number of shares that would be issuable upon full conversion of the note, with an initial reserved share amount of 358,510 shares. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

(c)

On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The purchase price would be 85% of the market price. In return, the Company is to issue a promissory note of $40,000. In addition, the third party is required to pay a commitment fee of $10,000, of which $5,000 is payable upon signing the term sheet and the remaining $5,000 due upon completion of the first tranche of the financing.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.

Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of September 30, 2019, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of September 30, 2019.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Our directors serve until their successor are elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

Our directors serve until a successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serves until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

The name, age and position of our present officers and directors is set forth below:

Management

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are elected and qualified.  Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Management of Pharmagreen Biotech Inc.

Name	Age	Position	Director Since
Peter Wojcik	48	President/Sole Director	February 02, 2018

Peter Wojcik B.A. Adv., President / Sole Director

A graduate of advanced degree in Economics from the University of Regina. Additionally, Mr. Wojcik has a natural compassion for the health and well-being of others, which has naturally led to his decade-plus experience in the research and application of cannabis and its extracts as a therapeutic agent, specifically in their application in the treatment of illness and disease for individuals.

May 2018 to September 30, 2019 (Current) Mr. Wojcik is President and Director of Pharmagreen Biotech, Inc.

Mr. Wojcik duties include include making major corporate decisions, managing the overall operations and resources of a company, acting as the main point of communication between the board of directors and corporate operations, and being the public face of the company.

Mr. Wojcik has held the offices/positions since February 02, 2018 to his respective office/positions, is expected to hold said office/position until the next annual meeting of the shareholders. The persons named above are the company’s only officers, directors, promoters and control persons.

Management of WFS Pharmagreen Inc. (wholly owned subsidiary of Pharmagreen Biotech Inc.)

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are elected and qualified.  Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Name	Age	Position	Director Since
Peter Wojcik	48	Chief Executive Officer / Director	December 19, 2013
Terry Kwan	72	Chief Financial Officer / Director	July 22, 2015
Fawzia Afreen	53	Chief Operations Officer

Mr. Wojcik has held the offices/positions since the inception of the Company and Mr. Kwan was appointed on July 22, 2015 to his respective office/positions, both are expected to hold said offices/positions until the next annual meeting of the shareholders. The persons named above are the company’s only officers, directors, promoters and control persons.

WFS Pharmagreen Inc. (wholly owned subsidiary of Pharmagreen Biotech Inc.)

Peter Wojcik B.A. Adv., Chief Executive Officer / Director

December 2013 to current Mr. Wojcik is Chief Executive Officer of WFS Pharmagreen Inc. Mr. Wojcik duties for WFS include day to day management of the company, oversight for the construction project development, coordinating with Engineering firms and project manager, in charge of Health Canada cannabis license application process.

Terry Kwan B. Comm., CPA,CA, Chief Financial Officer / Director

Terry is a graduate from the University of British Columbia with a Bachelor of Commerce and is a chartered professional accountant with the Institute of Chartered Professional Accountants of B.C. He brings more than four decades of significant finance related experience in both the private and public sectors.

2005 -2015 Mr. Kwan worked for Global Securities Corp and Global Securities Futures Corp, where he was CFO, a compliance officer and broker.

August-2013 to current Mr. Kwan is CFO and Director of WFS Pharmagreen Inc.

His responsibilities include financial management and reporting and corporate structuring.  He sits on the business development committee and the tissue culture complex planning, design and construction committees.  He is the “Head of Security” for purposes of the application for the Cannabis license application with Health Canada. Additional responsibility will be to design and implement a reporting system that meets both Health Canada Guidelines and good corporate governance.

Fawzia Afreen Ph.D., Chief Operations Officer

Fawzia has a Ph.D. in Botany from University of Hull (UK). She has achieved designation as a JSPS Fellow from Chiba University, Japan, teaching M.Sc. courses in (I) Protected Horticulture; (ii) Plant Tissue Culture, and (iii) Plant Production in Controlled Environment. In addition to holding three international patents, publishing over 40 articles in peer-reviewed international journals and publishing two books, Fawzia brings 16 years of experience in plant horticulture, plant tissue culture, plant production and an increase of secondary metabolites in a controlled environment to the Company.

Consulting role from June of 2014 to June of 2015 and on January 1, 2018 Dr. Fawzia Afreen became the Chief Operating Officer of WFS Pharmagreen Inc.

Dr. Afreen duties for WFS include, the head of the committee for facility design, assisting in building engineering plans, planning and selecting of equipment requirements, screening and hiring process of future facility employees, in charge of development of standard operating procedures, and quality control person for the cannabis license.

1155907 B.C. Ltd. (wholly owned subsidiary of WFS Pharmagreen Inc.)

Directors of the Company are elected by the shareholders to a term of one year and serve until their successors are elected and qualified.  Officers of the Company are appointed by the Board of Directors to a term of one year and serve until their successors are duly appointed and qualified, or until the officer is removed from office. The Board of Directors has no nominating, auditing or compensation committees.

Name	Age	Position	Director Since
Peter Wojcik	48	Chief Executive Officer / Director	March 2, 2018

Mr. Wojcik has held the offices/positions since March 2, 2018 to his respective office/positions, is expected to hold said office/position until the next annual meeting of the shareholders. The persons named above are the company’s only officers, directors, promoters and control persons.

This company will be used as an operating entity, once the Biotech Complex is built and occupied.

Our directors and officers do not hold positions on the board of directors of any other U.S. reporting companies and have no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

The Company believes that Mr. Wojcik’s business experience and his entrepreneurial success make him well suited to serve as our officer and director.

Our directors and officers do not hold positions on the board of directors of any other U.S. reporting companies and has no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Pharmagreen Biotech Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding or is the subject of a criminal proceeding that is currently pending.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Corporate Governance

The Company does not have a compensation committee and it does not have an audit committee financial expert. It does not have a compensation committee because its Board of Directors consists of only one director who is not independent as he is also an officer.  There is no independent audit committee financial expert because it is believed the cost related to retaining a financial expert at this time is prohibitive in the circumstances of the Company. Further, because there are only minimal operations, at the present time, it is believed the services of a financial expert are not warranted.

Conflicts of Interest

The Company does not currently foresee any conflict of interest.

Section 16(a) Beneficial Ownership Reporting Compliance

16(a) of the Securities Exchange Act of 1934 requires the company directors and executive officers, and persons who own more than ten percent of the Company’s common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of its common stock. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the company with copies of all Section 16(a) forms they file.  The Company intends to ensure to the best of its ability that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners are complied with in a timely fashion.

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the fiscal year September 30, 2019 and fiscal year September 30, 2018. The Board of Directors may adopt an incentive stock option plan for the executive officers that would result in additional compensation.

Summary Executive Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wojcik (1)(2) President, CEO, Secretary, Treasurer and Director	2019	90,423	-0-	-0-	-0-	-0-	-0-	90,423
	2018	101,643	-0-	-0-	-0-	-0-	-0-	101,643
Terry Kwan (1)(3) Principal Accounting Officer	2019	90,423	-0-	-0-	-0-	-0-	-0-	90,423
	2018	101,643	-0-	-0-	-0-	-0-	-0-	101,643
Fawzia Afreen (4) COO	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1) Peter Wojcik and Terry Kwan, two Company’s officers and sole director currently devote approximately 45-55 hours per week to manage the affairs of the Company, including, but not limited to the upkeep of Pharmagreen Biotech Inc., and its subsidiaries.

(2) Mr. Wojcik is the President, CEO, Secretary, Treasurer and a sole Director of Pharmagreen Biotech Inc., he is the CEO, Director of the subsidiary WFS Pharmagreen Inc. and CEO, Director of the subsidiary 1155907 B.C. Ltd.

(3) Mr. Kwan is the CFO and a Director of the WFS Pharmagreen Inc., wholly owned subsidiary of Pharmagreen Biotech Inc., since July 22, 2015. Mr Kwan is the Principle Accounting Officer of Pharmagreen Biotech Inc.

(4) Dr. Afreen has been an officer of WFS Pharmagreen Inc., wholly owned subsidiary of Pharmagreen Biotech Inc., since January 1, 2018. Dr. Afreen is employed by Botanical Research In Motion Inc., a British Columbia corporation owned by Peter Wojcik. Because of Dr. Afreen’s close association with Mr. Wojcik and her work at Botanical Research In Motion Inc., she volunteers a limited amount of time to act as COO of Pharmagreen Biotech, Inc. and WFS Pharmagreen Inc.

Narrative Disclosure to Summary Compensation Table

There are no compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with the Company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of the Company.

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2019.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from in November 26, 2007 through September 30, 2019:

Compensation Committee

The Company currently does not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

There have never been any grants of stock options to our officers or directors.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until their successors are elected or appointed.  Our officers are appointed by our board of directors and serve at the discretion of the board.

We believe Mr. Wojcik is qualified to act as director based upon his knowledge of business practices and, in particular, the regulations relating to public companies.

Mr. Wojcik is not independent as that term is defined in Section 803 of the NYSE MKT Company Guide.

We do not have a financial expert as that term is defined by the Securities and Exchange Commission.

Our Board of Directors does not have standing audit, nominating, or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Directors, to the extent required. Our Directors believe that the cost of associated with such committees, has not been justified under our current circumstances.

Compensation of Directors

During the years ended September 30, 2019 and 2018 we did not compensate any person for serving as a director.

There have never been any grants of stock options to our officers or directors.

Name	Year	Fees earned or paid in cash 0($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Wojcik	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terry Kwan	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fawzia Afreen	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Director Independence

The Board of Directors is currently composed of one member. Peter Wojcik does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of the Company’s employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, the board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the

NASDAQ rules. Had the board of directors made these determinations, the board of directors would have reviewed and discussed information provided by the directors and the Company with regard to each director’s business and personal activities and relationships as they may relate to the Company and its management.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of the date of this filing, the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what this ownership will be assuming completion of the sale of all shares in this offering. The stockholder listed below has direct ownership of her shares and possesses sole voting and dispositive power with respect to the shares. The percent of class is based on 75,646,835 shares of common stock issued and outstanding as of September 30, 2019.

The following table sets forth certain information at September 30, 2019, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to the Company), (ii) each of the Directors, (iii) each of the Executive Officers and (iv) all of the Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 30, 2019, the Company had 75,646,835 shares of Common Stock issued and outstanding.

Beneficial Name of Owner	No. of Shares Before Offering	No. of Shares After Offering	Percentage of Ownership Before Offering (1)	Percentage of Ownership September 30, 2019
Peter Wojcik(2)	35,387,500	35,387,500	47.39%	46.77%
Terry Kwan(3)	5,000,000	5,000,000	6.70%	6.60%
Fawzia Afreen(4)	2,000,000	2,000,000	2.68%	2.64%
All Officers and Directors as a Group(5)	42,387,500	42,387,500	56.77%	56.01%
Wlaydyslaw Wojcik(6)	10,730,000	10,730,000	14.37%	14.18%
Robert Stewart(7)	4,750,000	4,750,000	6.36%	6.27%

(1) Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(2) Peter Wojcik has 31,387,500 shares in his name and his group includes, Jordan Wojcik, son of Peter Wojcik, residing at same residence who has 1,000,000 shares, Jessica Wojcik, daughter of Peter Wojcik, residing at same residence, who has 1,000,000 shares and Leonna Wojcik, wife of Peter Wojcik, residing at same residence, who has 2,000,000, who collectively hold 35,387,500 shares. The residence is located at 2987 Blackbear Court, Coquitlam, B.C., Canada, V3E 3A2.

(3) Terry Kwan is the current officer and director of WFS Pharmagreen Inc., the wholly owned subsidiary of Pharmagreen Biotech Inc. The 5,000,000 shares are held in TK Investments Ltd., and he may be deemed to have voting and   investment power over the shares held thereby.

(4) Fawzia Afreen is the current Chief Operating Officer of WFS Pharmagreen Inc., the wholly owned subsidiary of Pharmagreen Biotech Inc.

(5) All officers and directors as a group includes the officer and director of Pharmagreen Biotech Inc. and its wholly owned subsidiary WFS Pharmagreen Inc.

(6) Wladyslaw Wojcik has 4,830,000 shares in his name that he controls and he also has 5,900,000 in W. Wojcik Medical Professional Corporation, which he controls.

(7) Robert Stewart is a former director and founder of WFS Pharmagreen Inc., the wholly owned subsidiary of Pharmagreen Biotech Inc.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

•

As at September 30, 2019, the Company owed $372,799 (Cdn$493,694) (2018 – $223,799 (Cdn$289,193)) to the President of the Company, which is non-interest bearing, unsecured and due on demand. During the year ended September 30, 2019, the Company incurred consulting fees of $90,423 (2018 - $101,643) to the President of the Company.

•

As at September 30, 2019, the Company owed $47,367 (Cdn$62,730) (2018 - $2,176 (Cdn$2,812)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

•

As at September 30, 2019, the Company owed $55,500 (Cdn$73,500) (2018 - $56,880 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

•

As at September 30, 2019, the Company owed $nil (2018 - $12,522 (Cdn$16,181)) to the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

•

As at September 30, 2019, the Company owed $291,504 (Cdn$386,039) (2018 – $243,969 (Cdn$315,272)) to a company controlled by the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2019, the Company incurred consulting fees of $90,423 (2018 - $101,643) to the company controlled by the Chief Financial Officer of the Company.

•

During the year ended September 30, 2019, the Company incurred research and development fees of $3,956 (Cdn$5,250) (2018 - $nil), license application fees of $3,758 (Cdn$4,988) (2018 - $nil)  and expenses related to the construction of the cannabis construction complex of $8,308 (Cdn$11,025) (2018 - $nil) to the Chief Operating Officer of the Company.

Common Stock

Year ended September 30, 2019

•

On December 6, 2018, the Company issued 2,000,000 shares of common stock upon the conversion of $200 of Series A convertible notes at $0.0001 per share.

•

On December 6, 2018, the Company issued 51,735 shares of common stock with a fair value of $121,554 for financing costs. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

•

On February 1, 2019, the Company issued 1,000,000 shares of common stock upon the conversion of $100 of Series A convertible notes at $0.0001 per share.

•

On August 19, 2019, the Company issued 900,000 shares of common stock upon the conversion of $90 of Series A convertible notes at $0.0001 per share.

•

On September 17, 2019, the Company issued 75,000 shares of common stock with a fair value of $172,500 for consulting fees. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

Year ended September 30, 2018

•

On February 28, 2018, the Company issued 8,230,000 shares of WFS common stock for the conversion of $506,761 (Cdn$647,200) of convertible debentures and $137,652 (Cdn$175,800) of accrued interest.

•

On April 16, 2018, the Company filed a certificate of amendment to increase the authorized share capital to 9,000,000,000 shares of common stock.

•

On May 1, 2018, the WFS issued 9,474,500 shares of WFS common stock for the conversion of Cdn$1,736,500 convertible debentures.

•

On May 2, 2018, the Company issued 37,704,500 shares of common stock in exchange for all the issued and outstanding shares of WFS Pharmagreen Inc. pursuant to the share exchange agreement dated April 12, 2018.

•

On May 24, 2018, the Company enacted a reverse split of its shares of common stock on a 200:1 basis. All reference to share and per share amounts have been retroactively restated to effect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

•

On July 9, 2018, the Company issued 26,720,000 shares of common stock upon the conversion of $2,672 of Series A convertible notes at $0.0001 per share.

•

On July 24, 2018, the Company filed a certificate of amendment to decrease the authorized share capital to 500,000,000 shares of common stock.

•

On August 27, 2018, the Company issued 5,025,000 shares of common stock upon the conversion of $503 of Series A convertible notes at $0.0001 per share.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended September 30, 2019 we incurred approximately $19,950 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2019 and interim reviews of our financial statements for the quarters ended December 30, 2018, March 31, 2019 and June 30, 2019.

During the fiscal year ended September 30, 2018 we incurred approximately $25,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2018 and interim reviews of our financial statements for the quarters ended December 31, 2017, March 31, 2018 and June 30, 2018.

During the fiscal years ended September 30, 2019 and 2018 we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

2.1	Articles of Incorporation and Bylaws dated November 26, 2007 as previously filed with the SEC on March 20, 2019

2.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019

2.3	Securities Exchange Agreement dated April 12, 2018, by and among Air Trnsport Group Holdings Inc. and WFS Pharmagreen Inc., as previously filed with the SEC on March 20, 2019

2.4	Articles of Incorporation and Bylaws dated December 19, 2013 for WFS Pharmagreen Inc. as previously filed with the SEC on March 20, 2019

2.5	Articles of Incorporation and Bylaws dated March 02, 2018 for BC1155097 as previously filed with the SEC on March 20, 2019

2.6	Articles of Incorporation and Bylaws dated August 02, 2018 for BC1174505 as previously filed with the SEC on March 20, 2019

2.7	Option Agreement with Alliance Growers January 25, 2019 as previously filed with the SEC on March 20, 2019

Exhibit Number	Description

2.8	Equity Purchase Agreement PHBI-L2 Capital as previously filed with the SEC on March 20, 2019

2.9	Registration Rights Agreement PHBI-L2 Capital as previously filed with the SEC on March 20, 2019

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principle Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principle Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

3.3	Certificate of Amendment dated April 16, 2018 (authorized increased to 9,000,000,000) as previously filed with the SEC on March 20, 2019

3.4

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

  * Included in Exhibit 31.1

** Included in Exhibit 32.1

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmagreen Biotech Inc

BY:      /s/ Peter Wojcik

Peter Wojcik

President and Director

Principal Executive Officer

             /s/Terry Kwan

Terry Kwan

Principal Accounting Officer

Dated:  December 27, 2019