Form 10-Q
period 2019-12-31
Pharmagreen Biotech Inc.
filed 2020-02-18
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-56090

Commission File Number

PHARMAGREEN BIOTECH INC.

(Exact name of registrant as specified in its charter)

Nevada

98-0491567

(State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

2987 Blackbear Court, Coquitlam, British Columbia

 V3E 3A2

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

(X)Yes (_) No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

(_)Yes (_) No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	¨	Non-accelerated filer	¨
Accelerated filer	¨	Smaller reporting company	x
		Emerging Growth	x

 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act (X)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

(  ) Yes (X) No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

(  ) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2020, we had 75,646,835 shares of common stock issued and outstanding.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION

2

Item 1. Financial Statements.

2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

16

Item 4.  Controls and Procedures.

16

PART II—OTHER INFORMATION

17

Item 1. Legal Proceedings.

17

Item 1A. Risk Factors.

17

Item 2. Unregistered Sales of Securities and Use of Proceeds.

17

Item 3. Defaults Upon Senior Securities.

17

Item 4. Mine Safety Disclosure.

17

Item 5. Other Information.

17

Item 6. Exhibits.

18

SIGNATURES

19

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2019

(Expressed in U.S. Dollars)

(unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2019	September 30, 2019
	$	$
	(unaudited)
Assets

Current assets

Cash	35,678	62,682
Amounts receivable	1,009	10,639
Prepaid expenses and deposits	118,354	115,856

Total current assets	155,041	189,177

Property and equipment (Note 3)	450,607	441,095

Total assets	605,648	630,272

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 4 and 8)	886,027	855,766
Advances from Alliance Growers Corp. (Note 9(a))	57,855	56,634
Due to related parties (Note 8)	419,325	475,666
Promissory note (Note 5)	40,000	–
Convertible notes – current portion, net of unamortized discount of $73,067 and $2,895, respectively (Note 6)	145,933	75,105
Derivative liability (Note 7)	107,494	–

Total current liabilities	1,656,634	1,463,171

Convertible notes, net of unamortized discount of $26,952 and $27,321, respectively (Note 6)	1,968	1,599

Total liabilities	1,658,602	1,464,770

Stockholders’ deficit

Common stock Authorized: 500,000,000 shares, $0.001 par value; 75,646,835 shares issued and outstanding, respectively	75,647	75,647
Additional paid-in capital	3,772,781	3,772,781
Accumulated other comprehensive income	35,425	47,824
Deficit	(4,935,497)	(4,729,476)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,051,644)	(833,224)

Non-controlling interest	(1,310)	(1,274)

Total stockholders’ deficit	(1,052,954)	(834,498)

Total liabilities and stockholders’ deficit	605,648	630,272

Nature of business and continuance of operations (Note 1)
Commitments (Note 9)
Subsequent events (Note 10)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(unaudited)

	Three months ended December 31, 2019 $	Three months ended December 31, 2018 $

Expenses

Consulting fees (Note 8)	70,816	55,502
Foreign exchange loss (gain)	(9,747)	43,187
General and administrative	24,896	27,270
License application fees	909	1,932
Professional fees	25,630	43,560
Research and development	–	29,716
Salaries and wages	4,612	4,170

Total expenses	117,116	205,337

Net loss before other expenses	(117,116)	(205,337)

Other expenses

Accretion of discount on convertible notes (Note 6)	(6,646)	(361)
Finance costs	(45,000)	(187,245)
Loss on change in fair value of derivative liability (Note 7)	(37,295)	–

Total other expenses	(88,941)	(187,606)

Net loss	(206,057)	(392,943)

Less: net loss attributable to non-controlling interest	36	–

Net loss attributable to Pharmagreen Biotech Inc.	(206,021)	(392,943)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(12,399)	98,770

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(218,420)	(294,173)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	–	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss attributable to Pharmagreen Biotech Inc.	75,646,835	72,177,644

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2018	71,620,100	71,620	2,464,136	38,722	(3,961,939)	–	(1,387,461)

Issuance of common stock pursuant to conversion of convertible notes	2,000,000	2,000	(1,800)	–	–	–	200

Issuance of common stock for services	51,725	52	187,193	–	–	–	187,245

Foreign currency translation gain	–	–	–	98,770	–	–	98,770

Net loss for the period	–	–	–	–	(392,943)	–	(392,943)

Balance, December 31, 2018	73,671,825	73,672	2,649,529	137,492	(4,354,882)	–	(1,494,189)

Balance, September 30, 2019	75,646,835	75,647	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Foreign currency translation loss	–	–	–	(12,399)	–	–	(12,399)

Net loss for the period	–	–	–	–	(206,021)	(36)	(206,057)

Balance, December 31, 2019	75,646,835	75,647	3,772,781	35,425	(4,935,497)	(1,310)	(1,054,954)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Three months ended December 31, 2019	Three months ended December 31, 2018
	$	$

OPERATING ACTIVITIES

Net loss	(206,057)	(392,943)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	6,646	361
Financing fees	45,000	–
Loss on change in fair value of derivative liability	37,295	–
Shares issued for services	–	187,245

Changes in non-cash operating assets and liabilities:
Accounts receivable and other receivables	9,630	(1,174)
Prepaid expenses and deposits	–	(5,115)
Accounts payable and accrued liabilities	30,261	1,682
Due to related parties	5,303	(60,608)

Net cash used in operating activities	(71,922)	(270,552)

INVESTING ACTIVITIES

Acquisition of property and equipment	–	(11,083)

Net cash used in investing activities	–	(11,083)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	134,750	–
Proceeds from advances from Alliance Growers Corp.	–	60,797
Repayment of loans from related parties	(61,644)	–
Financing costs paid	(5,000)	–

Net cash provided by financing activities	68,106	60,797

Effect of foreign exchange rate changes on cash	(23,188)	98,770

Change in cash	(27,004)	(122,068)

Cash, beginning of period	62,682	151,869

Cash, end of period	35,678	29,801

Non-cash investing and financing activities:

Issuance of common stock pursuant to conversion of convertible notes	–	200
Issuance of promissory note as a financing fee	40,000	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2019, the Company has not earned any revenues from operations, has a working capital deficit of $1,501,593, and has an accumulated deficit of $4,935,497. During the three months ended December 31, 2019, the Company incurred a net loss of $206,021 and used cash flows for operations of $71,922.  These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

2.

Significant Accounting Policies

(a)

Interim Financial Statements

These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(b)

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc., and its 89.7% owned subsidiary 1155097 BC Ltd., companies incorporated in British Columbia, Canada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

2.

Significant Accounting Policies (continued)

(c)  Use of Estimates and Judgments

The preparation of these condensed interim consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the recoverability of property and equipment, the equity component of convertible notes, fair value of derivative liabilities, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)  Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The standard became effective for the Company in the first quarter of fiscal year 2020. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, Topic 842, Leases, was issued to replace the leases requirements in Topic 840, Leases. The main difference between previous GAAP and Topic 842 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous GAAP. A lessee should recognize in the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. The accounting applied by a lessor is largely unchanged from that applied under previous GAAP. Topic 842 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods and is to be retrospectively applied. Earlier application is permitted. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated depreciation $	Net carrying value as at December 31, 2019 $	Net carrying value as at September 30, 2019 $

Construction in progress	450,607	–	450,607	441,095

As at December 31, 2019, costs related to the construction of cannabis production complex were capitalized as construction in progress and not depreciated. Depreciation will commence when construction is completed, and the facility is available for its intended use.

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2019 $	September 30, 2019 $

Accounts payable	853,728	829,942
Accrued interest payable	32,299	25,824

	886,027	855,766

5.

Promissory Note

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 9(b)). The promissory note is unsecured, due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. During the period ended December 31, 2019, the Company recognized accrued interest of $427 (2018 - $nil).

6.

Convertible Notes

(a)

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

As at December 31, 2019, the carrying value of the convertible notes was $1,968 (September 30, 2019 - $1,599) and had an unamortized discount of $26,952 (September 30, 2019 - $27,321). During the three months ended December 31, 2019, the Company recorded accretion expense of $369 (2018 - $361).

(b)

On September 17, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $75,000. The note is due on September 20, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the three months ended December 31, 2019, the Company recognized accretion of the deferred financing fees of $744 (2018 - $nil). As at December 31, 2019, the carrying value of the convertible note was $75,849 (September 30, 2019 - $75,105).

(c)

On October 1, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,250 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $74,750. The note is due on October 1, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of (i) the lowest trading price during the 10-trading day period prior to the issuance date (ii) 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Embedded Derivatives, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. The initial fair value of the conversion feature was determined to be $70,199, which was determined using the Black-Scholes option-pricing model and recorded as a discount on the convertible note. During the three months ended December 31, 2019, the Company recognized accretion of the debt discount of $4,462 (2018 - $nil) and accretion of the financing costs of $468 (2018 - $nil). As at December 31, 2019, the carrying value of the convertible note was $9,481 (September 30, 2019 - $nil).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

(d)

On October 17, 2019, the Company entered into a convertible note with an unrelated party for $63,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $60,000. The note is due on October 17, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. Stringent pre-payment terms apply (from 20% to 30% to 33%, dependent upon the timeframe of repayment during the note’s term) and any part of the notice which is not paid when due shall bear interest at the rate of 22% per annum from the due date until paid. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In December 2019, the conversion price was amended to 46%. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of December 31, 2019.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the three months ended December 31, 2019, the Company recognized accretion of the deferred financing fees of $603 (2018 - $nil). As at December 31, 2019, the carrying value of the convertible note was $60,603 (September 30, 2019 - $nil).

7.

Derivative Liability

The embedded conversion option of the Company’s convertible debentures described in Note 6(c) contain a conversion feature that qualifies for embedded derivative classification.  The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations and comprehensive loss as a gain or loss on derivative financial instruments. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

December 31, 2019 $

Balance, September 30, 2019	–

Addition of new derivative liabilities	70,199
Change in fair value of embedded conversion option	37,295

Balance, December 31, 2019	107,494

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model or a Binomial Model based on various assumptions. The model incorporates the price of a share of the Company’s common stock (as quoted on the Over the Counter Bulletin Board), volatility, risk free rate, dividend rate and estimated life. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at date of issuance	123.84%	1.73%	0%	1.00
As at December 31, 2019	134.86%	1.59%	0%	0.75

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

8.

Related Party Transactions

(a)

As at December 31, 2019, the Company owed $362,628 (Cdn$470,090) (September 30, 2019 - $372,799 (Cdn$493,694)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2019, the Company incurred consulting fees of $26,520 (2018 - $22,726) to the President of the Company.

(b)

As at December 31, 2019, the Company owed $nil (September 30, 2019 - $47,367 (Cdn$62,730)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at December 31, 2019, the Company owed $56,697 (Cdn$73,500) (September 30, 2019 - $55,500 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)

As at December 31, 2019, the Company owed $305,188 (Cdn$395,629) (September 30, 2019 – $291,504 (Cdn$386,039)) to a company controlled by the Chief Financial Officer of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2019, the Company incurred consulting fees of $26,520 (2018 - $22,726) to the company controlled by the Chief Financial Officer of the Company.

9.

Commitments

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex (the “Biotech Complex”) located in British Columbia, through their subsidiary, 1155097 BC Ltd. (“115BC”). On January 25, 2019, the Company’s wholly owned subsidiaries WFS Pharmagreen Inc. and 115BC entered into an Option Agreement with Alliance Growers Corp, which superseded the LOI entered into on December 11, 2017. The Option Agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. The second option expired during the year ended September 30, 2019. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance Growers Corp. upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. As at December 31, 2019, the Company received advances of $57,855 (Cdn$75,000) (September 30, 2019 - $56,634(Cdn$75,000)) from Alliance.

(b)

On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 5). In addition, the third party is required to pay an additional commitment fee of $10,000, of which $5,000 is payable upon signing the term sheet and the remaining $5,000 (paid) due upon completion of the first tranche of the financing.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2019

(Expressed in U.S. dollars)

(unaudited)

10.

Subsequent Events

(a)

On January 2, 2020, the Company entered into a convertible note with an unrelated party for $53,000, of which $3,000 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $50,000. The note is due on January 2, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

(b)

On January 15, 2020, the Company entered into a convertible note with an unrelated party for $61,000, of which $3,000 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $58,000. The note is due on January 15, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading prices during the 20-trading day period prior to, and including, the conversion date.

(c)

On January 21, 2020, the Company entered into a convertible note with an unrelated party for $66,150, of which $3,000 was paid directly to third parties for financing costs and $150 was an original issue discount, resulting in proceeds to the Company of $63,000. The note is due on January 21, 2021 and bears interest on the unpaid principal balance at a rate of 8% per annum, which increases to 24% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 60% of the lowest trading prices during the 20-trading day period prior to, and including, the conversion date.

(d)

On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $3,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $75,000. The note is due on January 22, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading prices during the 20-trading day period prior to, and including, the conversion date.

(e)

On January 15, 2020, the Company entered into a convertible note with an unrelated party for $55,000, of which $2,500 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $52,500. The note is due on January 15, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of (i) the lowest trading price during the 20-trading day period prior to the issuance date (ii) 65% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

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

Our Current Business

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

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion for our year ended September 30, 2019, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at December 31, 2019, the Company has a working capital deficit of $1,501,593 and an accumulated deficit of $4,935,497. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2019, we had $35,678 in cash, accounts receivable and other receivables of $1,009 and prepaid expenses and deposits of $118,354 as compared to $62,682 in cash, accounts receivable and other receivables of $10,639 and prepaid expenses and deposits of $115,856 as of September 30, 2019.  Overall, our cash position is lower and our prepaid expenses and deposits are higher as we have spent more funding on the planned build-out of our biotech complex, of which $107,782 was prepaid as at December 31, 2019.  As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

We had $nil in revenue for the three months ended December 31, 2019 and 2018 and have not generated any revenues since our inception.

Total expenses in the three months ended December 31, 2019 were $117,116 as compared to total expenses for the three months ended December 31, 2018 of $205,337. The net decrease in expenses during the current period is mainly due to a change in foreign exchange gain/loss from a loss of $43,187 in 2018 to a gain of $9,747 in 2019, due to fluctuations in the Canadian dollar exchange rate and changes in the Company’s Canadian dollar assets and liabilities, and a decrease in professional fees from $43,560 in 2018 to $25,630 in 2019, which were due to higher audit and accounting costs in 2018 in connection with the S-1 registration process. The decrease was also attributable to a decrease in research and development costs of $29,716 related to the

Company’s planned biotech complex. The decrease in overall expenses during the year was reduced by the increase in consulting fees of $15,314 from $55,502 in 2018 to $70,816 in 2019.  This increase is due to engagement of advisory services with unrelated parties.

We incurred a comprehensive loss of $218,420 during the three months ended December 31, 2019, compared to a comprehensive loss of $294,173 during the three months ended December 31, 2018.  In addition to operating expenses, we incurred finance costs of $45,000 relating to commitment fees paid pursuant to an Equity Purchase Agreement dated November 22, 2019, with Oscaleta Partners LLC. The term of the Equity Purchase Agreement is for a period that expires 2 years after the effective date of the related registration statement. The Company also incurred accretion expenses of $6,646 and a loss on change in fair value of derivative liability of $37,295 related to the Company’s convertible debentures. For the three months ended December 31, 2018, the Company incurred finance costs of $187,245 relating to the fair value of common stock issued as commitment fees related to an Equity Purchase Agreement entered into on November 9, 2018, with L2 Capital LLC.

During the three months ended December 31, 2019, and 2018, we incurred a net loss of $0.00 and $0.01 per share, respectively.

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

Subsequent Events

On January 2, 2020, the Company entered into a convertible note with an unrelated party for $53,000, of which $3,000 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $50,000. The note is due on January 2, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

On January 15, 2020, the Company entered into a convertible note with an unrelated party for $61,000, of which $3,000 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $58,000. The note is due on January 15, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading prices during the 20-trading day period prior to, and including, the conversion date.

On January 21, 2020, the Company entered into a convertible note with an unrelated party for $66,150, of which $3,000 was paid directly to third parties for financing costs and $150 was an original issue discount, resulting in proceeds to the Company of $63,000. The note is due on January 21, 2021 and bears interest on the unpaid principal balance at a rate of 8% per annum, which increases to 24% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 60% of the lowest trading prices during the 20-trading day period prior to, and including, the conversion date.

On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $3,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $75,000. The note is due on January 22, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading prices during the 20-trading day period prior to, and including, the conversion date.

On January 15, 2020, the Company entered into a convertible note with an unrelated party for $55,000, of which $2,500 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $52,500. The note is due on January 15, 2021 and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 20% upon default of the note. The Note may be converted by the Lender at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of (i) the lowest trading price during the 20-trading day period prior to the issuance date (ii) 65% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of December 31, 2019 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

2.1	Articles of Incorporation and Bylaws dated November 26, 2007 as previously filed with the SEC on March 20, 2019

2.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019

2.10	Equity Purchase Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019

2.11	Registration Rights Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019

31.1	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934**

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*     Included in Exhibit 31.1

**   Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmagreen Biotech Inc.

By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

Dated February 14, 2020

20