Form 10-Q
period 2020-03-31
Pharmagreen Biotech Inc.
filed 2020-05-19
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Large accelerated filer	❑	Non-accelerated filer	❑
Accelerated filer	❑	Smaller reporting company	☒
		Emerging Growth	☒

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

(  ) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 18, 2020, we had 83,145,003 shares of common stock issued and outstanding.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION

2

Item 1. Financial Statements.

2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

20

Item 4.  Controls and Procedures.

20

PART II—OTHER INFORMATION

21

Item 1. Legal Proceedings.

21

Item 1A. Risk Factors.

21

Item 2. Unregistered Sales of Securities and Use of Proceeds.

21

Item 3. Defaults Upon Senior Securities.

21

Item 4. Mine Safety Disclosure.

21

Item 5. Other Information.

21

Item 6. Exhibits.

22

SIGNATURES

23

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Six Months Ended March 31, 2020

(Expressed in U.S. Dollars)

(unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2020	September 30, 2019
	$	$
	(unaudited)
Assets

Current assets

Cash	37,105	62,682
Amounts receivable	899	10,639
Prepaid expenses and deposits	355,071	115,856

Total current assets	393,075	189,177

Property and equipment (Note 3)	411,425	441,095

Total assets	804,500	630,272

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 4 and 8)	549,387	855,766
Advances from Alliance Growers Corp. (Note 9(a))	52,824	56,634
Due to related parties (Note 8)	351,038	475,666
Promissory note (Note 5)	40,000	–
Convertible notes – current portion, net of unamortized discount of $566,191 and $2,895, respectively (Note 6)	134,709	75,105
Derivative liabilities (Note 7)	678,104	–

Total current liabilities	1,806,062	1,463,171

Convertible notes, net of unamortized discount of $26,504 and $27,321, respectively (Note 6)	2,417	1,599

Total liabilities	1,808,479	1,464,770

Stockholders’ deficit

Common stock Authorized: 500,000,000 shares, $0.001 par value; 75,724,899 and 75,646,835 shares issued and outstanding, respectively	75,725	75,647
Additional paid-in capital	3,793,780	3,772,781
Accumulated other comprehensive income	66,950	47,824
Deficit	(4,939,007)	(4,729,476)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,002,552)	(833,224)

Non-controlling interest	(1,427)	(1,274)

Total stockholders’ deficit	(1,003,979)	(834,498)

Total liabilities and stockholders’ deficit	804,500	630,272

Nature of business and continuance of operations (Note 1)
Commitments (Note 10)
Subsequent events (Note 11)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three months ended March 31, 2020 $	Three months ended March 31, 2019 $	Six months ended March 31, 2020 $	Six months ended March 31, 2019 $

Expenses

Consulting fees (Note 8)	53,075	46,806	123,891	102,308
Foreign exchange loss (gain)	31,596	(7,992)	21,849	35,195
General and administrative	37,186	23,488	62,082	50,758
License application fees	(7)	(7)	902	1,925
Professional fees	24,217	19,805	49,847	63,365
Research and development	–	6,888	–	36,604
Salaries and wages	4,535	4,579	9,147	8,749

Total expenses	150,602	93,567	267,718	298,904

Net loss before other income (expenses)	(150,602)	(93,567)	(267,718)	(298,904)

Other income (expense)

Accretion of discount on convertible notes (Note 6)	(16,366)	(298)	(23,012)	(659)
Finance costs	–	–	(45,000)	(187,245)
Loss on change in fair value of derivative liabilities (Note 7)	(122,703)	–	(159,998)	–
Loss on settlement on convertible notes	(6,513)	–	(6,513)	–
Write-off of accounts payable (Note 4)	292,557	–	292,557	–

Total other income (expense)	146,975	(298)	58,034	(187,904)

Net loss	(3,627)	(93,865)	(209,684)	(486,808)

Less: net loss attributable to non-controlling interest	117	782	153	782

Net loss attributable to Pharmagreen Biotech Inc.	(3,510)	(93,083)	(209,531)	(486,026)

Comprehensive income (loss)

Foreign currency translation gain (loss)	31,525	(46,067)	19,126	52,703

Comprehensive income (loss) attributable to Pharmagreen Biotech Inc.	28,015	(139,150)	(190,405)	(433,323)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	–	–	–	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	75,652,840	74,316,289	75,649,821	73,235,221

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2018	71,620,100	71,620	2,464,136	38,722	(3,961,939)	–	(1,387,461)

Issuance of common stock pursuant to conversion of convertible notes	2,000,000	2,000	(1,800)	–	–	–	200

Issuance of common stock for services	51,725	52	187,193	–	–	–	187,245

Foreign currency translation gain	–	–	–	98,770	–	–	98,770

Net loss for the period	–	–	–	–	(392,943)	–	(392,943)

Balance, December 31, 2018	73,671,825	73,672	2,649,529	137,492	(4,354,882)	–	(1,494,189)

Issuance of common stock pursuant to conversion of convertible notes	1,000,000	1,000	(900)	–	–	–	100

Issuance of common stock of 1155097 BC Ltd.	–	–	1,018,228	–	–	–	1,018,228

Foreign currency translation gain	–	–	–	(46,067)	–	–	(46,067)

Net loss for the period	–	–	–	–	(93,083)	(782)	(93,865)

Balance, March 31, 2019	74,671,825	74,672	3,666,857	91,425	(4,447,965)	(782)	(615,793)

Balance, September 30, 2019	75,646,835	75,647	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Foreign currency translation gain	–	–	–	(12,399)	–	–	(12,399)

Net loss for the period	–	–	–	–	(206,021)	(36)	(206,057)

Balance, December 31, 2019	75,646,835	75,647	3,772,781	35,425	(4,935,497)	(1,310)	(1,052,954)

Issuance of common stock pursuant to the conversion of convertible notes	78,064	78	20,999	–	–	–	21,077

Foreign currency translation gain	–	–	–	31,525	–	–	31,525

Net loss for the period	–	–	–	–	(3,510)	(117)	(3,627)

Balance, March 31, 2020	75,724,899	75,725	3,793,780	66,950	(4,939,007)	(1,427)	(1,003,979)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Six months ended March 31, 2020	Six months ended March 31, 2019
	$	$

OPERATING ACTIVITIES

Net loss	(209,684)	(486,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	23,012	659
Financing fees	45,000	–
Loss on change in fair value of derivative liabilities	159,998	–
Loss on settlement of convertible note	6,513	–
Shares issued for services	–	187,245
Write-off of accounts payable	(292,557)	–

Changes in non-cash operating assets and liabilities:
Accounts receivable and other receivables	9,740	(4,341)
Prepaid expenses and deposits	(239,215)	474
Accounts payable and accrued liabilities	27,340	40,769
Due to related parties	(4,352)	(42,391)

Net cash used in operating activities	(474,205)	(304,393)

INVESTING ACTIVITIES

Acquisition of property and equipment	–	(31,382)

Net cash used in investing activities	–	(31,382)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	570,080	–
Proceeds from advances from Alliance Growers Corp.	–	170,032
Repayment of loans from related parties	(120,276)	–
Financing costs	(5,000)	–

Net cash provided by financing activities	444,804	170,032

Effect of foreign exchange rate changes on cash	3,824	23,267

Change in cash	(25,577)	(142,476)

Cash, beginning of period	62,682	151,869

Cash, end of period	37,105	9,393

Non-cash investing and financing activities:

Original issue discount on convertible notes	532,594	–
Issuance of common stock pursuant to conversion of convertible notes	78	300
Issuance of equity in 1155097 B.C. Ltd in exchange for advances payable	–	1,018,229
Issuance of promissory note as a financing fee	40,000	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2020, the Company has not earned any revenues from operations, has a working capital deficit of $1,412,987, and has an accumulated deficit of $4,939,007. During the six months ended March 31, 2020, the Company incurred a net loss of $209,684 and used cash flows for operations of $474,205.  These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company.  Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

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

(b)

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc. (“WFS”), and its 89.7% owned subsidiary 1155097 BC Ltd. (“115BC”), companies incorporated in British Columbia, Canada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

2.

Significant Accounting Policies (continued)

 (c)  Use of Estimates and Judgments

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the allowance for doubtful accounts, the recoverability of property and equipment, the equity component of convertible notes, fair value of derivative liabilities, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(d)

Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2020, there were 373,968,308 (September 30, 2019 – 364,850,535) potentially dilutive shares outstanding.

(e)  Recently Adopted Accounting Pronouncements

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

3.

Property and Equipment

	Cost $	Accumulated depreciation $	Net carrying value as at March 31, 2020 $	Net carrying value as at September 30, 2019 $

Construction in progress	411,425	–	411,425	441,095

As at March 31, 2020, and September 30, 2019, costs related to the construction of cannabis production complex were capitalized as construction in progress and not depreciated. Depreciation will commence when construction is completed, and the facility is available for its intended use.

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2020 $	September 30, 2019 $

Accounts payable	502,964	829,942
Accrued interest payable	46,423	25,824

	549,387	855,766

During the six months ended March 31, 2020, the Company recognized a write-off of accounts payable of $292,557 (2019 - $nil) related to professional fees that are no longer owing.

5.

Promissory Note

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 10(b)). The promissory note is unsecured, due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. During the period ended March 31, 2020, the Company recognized accrued interest of $995 (2019 - $426).

6.

Convertible Notes

(a)

On April 4, 2018, the amount of $32,485 owed to related parties was converted to Series A convertible notes, which are unsecured, non-interest bearing, and due on April 4, 2023.  These notes are convertible in whole or in part, at any time until maturity, to common shares of the Company at $0.0001 per share. The outstanding balance remaining at maturity shall bear interest at 12% per annum until fully paid. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,485 as additional paid-in capital and reduced the carrying value of the convertible note to $nil. The carrying value will be accreted over the term of the convertible notes up to their face value of $32,485.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

As at March 31, 2020, the carrying value of the convertible notes was $2,417 (September 30, 2019 - $1,599) and had an unamortized discount of $26,504 (September 30, 2019 - $27,321). During the six months ended March 31, 2020, the Company recorded accretion expense of $812 (2019 - $659).

(b)

On September 17, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $75,000. The note is due on September 20, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note was not convertible until 180 days following issuance, no derivative liability was initially recognized.

The convertible note became convertible on March 15, 2020. The Company evaluated the convertible note for a beneficial conversion feature in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company determined that the conversion price was below the closing stock price on the measurement date, and the convertible note contained a beneficial conversion feature. The initial fair value of the conversion feature was determined to be $82,631. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $76,019 and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $75,000.

During the six months ended March 31, 2020, the Company issued 78,064 shares of common stock upon the conversion of $10,000 of the convertible note. Upon conversion, the Company immediately recognized the related remaining debt discount of $9,924 as accretion expense.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $1,845 (2019 - $nil). As at March 31, 2020, the carrying value of the convertible note was $854 (September 30, 2019 - $75,105), net of an unamortized discount of $77,146 (September 30, 2019 - $2,895).

(c)

On October 1, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,255 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $74,745. The note is due on October 1, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period prior to the issuance date; or (ii) 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $70,744. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,245 and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $12,281. As at March 31, 2020, the carrying value of the convertible note was $12,781, net of an unamortized discount of $65,219.

.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

(d)

On October 17, 2019, the Company entered into a convertible note with an unrelated party for $63,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $60,000. The note is due on October 17, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In December 2019, the conversion price was amended to 46%. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of March 31, 2020.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $1,343. As at March 31, 2020, the carrying value of the convertible note was $61,343, net of an unamortized discount of $1,657.

(e)

On January 2, 2020, the Company entered into a convertible note with an unrelated party for $53,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $50,000. The note is due on January 2, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of March 31, 2020.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $714. As at March 31, 2020, the carrying value of the convertible note was $50,714, net of an unamortized discount of $2,286.

(f)

On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $75,000. The note is due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) 65% of the lowest trading price during the 20-trading day period prior to the issuance date; or (ii) 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $76,330. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,500, resulting in a loss on change in fair value of derivative liabilities of $1,830, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $1,778. As at March 31, 2020, the carrying value of the convertible note was $2,278, net of an unamortized discount of $75,722.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

(g)

On January 15, 2020, the Company entered into a convertible note with an unrelated party for $61,000, of which $7,400 was paid directly to third parties for financing costs. The convertible note has a purchase price of $58,000, with an original issue discount of $3,000, resulting in proceeds to the Company of $50,600. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $67,846. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $50,100, resulting in a loss on change in fair value of derivative liabilities of $17,746, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $61,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $903. As at March 31, 2020, the carrying value of the convertible note was $1,403, net of an unamortized discount of $59,597.

(h)

On January 15, 2020, the Company entered into a convertible note with an unrelated party for $55,000, of which $2,500 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $52,500. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the issuance date; or (ii) 65% of the lowest trading price during the 20 consecutive trading day period on which at least 100 shares of common stock were traded prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $61,173. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $52,000, resulting in a loss on change in fair value of derivative liabilities of $9,173, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $55,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $871. As at March 31, 2020, the carrying value of the convertible note was $1,371, net of an unamortized discount of $53,629.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

(i)

On January 21, 2020, the Company entered into a convertible note with an unrelated party for $66,150, of which $7,800 was paid directly to third parties for financing costs. The convertible note has a purchase price of $63,000, with an original issue discount of $3,150, resulting in proceeds to the Company of $55,200. The note is due on January 21, 2021, and bears interest on the unpaid principal balance at a rate of 8% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 60% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $71,278. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $54,700, resulting in a loss on change in fair value of derivative liabilities of $16,578, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $66,150.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $840. As at March 31, 2020, the carrying value of the convertible note was $1,340, net of an unamortized discount of $64,810.

(j)

On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $9,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $69,000. The note is due on January 22, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $75,179. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $68,500, resulting in a loss on change in fair value of derivative liabilities of $6,679, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,750.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $875. As at March 31, 2020, the carrying value of the convertible note was $1,375, net of an unamortized discount of $77,375.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

6.

Convertible Notes (continued)

(k)

On February 4, 2020, the Company entered into a convertible note with an unrelated party for $100,000, of which $16,970 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $83,030. The note is due on February 4, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period ending on the latest complete trading day prior to the issuance date; or (ii) 60% of the average of the two lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $125,640. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $82,530, resulting in a loss on change in fair value of derivative liabilities of $43,110, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $100,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the six months ended March 31, 2020, the Company recognized accretion expense of $750. As at March 31, 2020, the carrying value of the convertible note was $1,250, net of an unamortized discount of $98,750.

7.

Derivative Liabilities

The embedded conversion option of the Company’s convertible notes described in Note 6 contain a conversion feature that qualifies for embedded derivative classification.  The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on change in fair value of derivative liabilities. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance $

Balance, September 30, 2019	–

Addition of new derivative liabilities	630,821
Conversion of convertible notes	(14,488)
Change in fair value of embedded conversion option	61,771

Balance, March 31, 2020	678,104

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using a binomial model based on various assumptions. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at date of issuance	123.84% to 192.74%	0.38% to 1.73%	0%	0.51 to 1.00
As at March 31, 2020	164.47% to 208.15%	0.15% to 0.17%	0%	0.46 to 0.84

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

8.

Related Party Transactions

(a)

As at March 31, 2020, the Company owed $299,272 (Cdn$424,904) (September 30, 2019 - $372,799 (Cdn$493,694)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2020, the Company incurred consulting fees of $48,841 (2019 - $45,288) to the President of the Company.

(b)

As at March 31, 2020, the Company owed $nil (September 30, 2019 - $47,367 (Cdn$62,730)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at March 31, 2020, the Company owed $51,766 (Cdn$73,500) (September 30, 2019 - $55,500 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)

As at March 31, 2020, the Company owed $24,087 (Cdn$34,200) (September 30, 2019 - $25,825 (Cdn$34,200)) to a Company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(e)

As at March 31, 2020, the Company owed $302,502 (Cdn$429,507) (September 30, 2019 – $291,504 (Cdn$386,039)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2020, the Company incurred consulting fees of $48,841 (2019 - $45,288) to the company controlled by the Chief Financial Officer of WFS.

9.

Common Stock

On March 24, 2020, the Company issued 78,064 shares of common stock with a fair value of $21,077 pursuant to the conversion of $10,000 of a convertible note (Note 6(b)).

10.

Commitments

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s wholly owned subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. As at March 31, 2020, the Company received advances of $52,823 (Cdn$75,000) (September 30, 2019 - $56,634 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

(b)

On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 5). In addition, the third party is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2020

(Expressed in U.S. dollars)

(unaudited)

11.

Subsequent Events

(a)

On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note (Note 6(a)).

(b)

On April 2, 2020, the Company issued 136,612 shares of common stock pursuant to the conversion of $10,000 of a convertible note (Note 6(b)).

(c)

On April 16, 2020, the Company issued 351,288 shares of common stock pursuant to the conversion of $15,000 of a convertible note (Note 6(b)).

(d)

On April 30, 2020, the Company issued 423,729 shares of common stock pursuant to the conversion of $15,000 of a convertible note (Note 6(b)).

(e)

On May 4, 2020, the Company issued 508,475 shares of common stock pursuant to the conversion of $18,000 of a convertible note (Note 6(b)).

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

Its immediate focus will be on producing tissue cultured high CBD hemp starter plantlets.  In the early part of 2018, the Company’s wholly owned Canadian subsidiary, WFS Pharmagreen Inc., applied to Health Canada for a license to produce and sell tissue culture plantlets and cannabis oil.  On February 7, 2019, The Company’s, wholly owned Canadian subsidiary, WFS Pharmagreen Inc., received notification from Health Canada that its cannabis licensing application under the Cannabis Act and the Cannabis Regulations to obtain a license at the proposed site in Deroche, British Columbia, Canada has advanced from the first stage, “Intake and Screening” to the second stage, “Detailed Review and Initiation of Security Clearance Process,” of a three stage approval process. On May 10, 2019, the Company received confirmation from Health Canada that the second stage review was completed and that the Company can proceed to the third and final stage, construction of the biotech complex for final inspection and licensing.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion for our year ended September 30, 2019, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at March 31, 2020, the Company has a working capital deficit of $1,412,987 and an accumulated deficit of $4,939,007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2020, we had $37,105 in cash, accounts receivable and other receivables of $899 and prepaid expenses and deposits of $355,071 as compared to $62,682 in cash, accounts receivable and other receivables of $10,639 and prepaid expenses and deposits of $115,856 as of September 30, 2019.  Overall, our cash position is lower and our prepaid expenses and deposits are higher as we have spent more funding on the planned build-out of our biotech complex, of which $98,406 was prepaid as at March 31, 2020. Prepaid expenses and deposits also include deferred financing costs of $250,000 associated with the Company’s plan to issue an Exchange Traded Note on the Vienna Stock Exchange. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended March 31, 2020

We had $nil in revenue for the three months ended March 31, 2020 and 2019.

Total expenses in the three months ended March 31, 2020 were $150,602 as compared to total expenses for the three months ended March 31, 2019 of $93,567. The net increase in expenses during the current period is mainly due to a change in foreign exchange gain/loss from a gain of $7,992 in 2019 to a loss of $31,596 in 2020, due to fluctuations in the Canadian dollar exchange rate and changes in the Company’s Canadian dollar assets and liabilities, an increase in consulting fees from $46,806 in 2019 to $53,075 in 2020, and an increase in professional fees from $19,805 in 2019 to $24,217 in 2020, which were higher due to indirect costs associated with the issuance of convertible notes during the period. The increase in overall expenses during the three months ended March 31, 2020 was reduced by the decrease in research and development from $6,888 in 2019 to $nil in 2020.

We incurred a comprehensive income of $28,015 during the three months ended March 31, 2020, compared to a comprehensive loss of $139,150 during the three months ended March 31, 2019.  The increase in comprehensive income was mainly attributable to a gain on write-off of accounts payable of $292,557 relating to professional fees that are no longer outstanding. In addition to operating expenses, we incurred accretion expenses of $16,366 and a loss on change in fair value of derivative liability of $122,703 related to the Company’s convertible notes.

During the three months ended March 31, 2020, and 2019, we incurred a net loss of $0.00 per share.

Six Months Ended March 31, 2020

We had $nil in revenue for the six months ended March 31, 2020 and 2019.

Total expenses in the six months ended March 31, 2020 were $267,718 as compared to total expenses for the six months ended March 31, 2019 of $298,904. The net decrease in expenses during the current period is mainly due to a decrease in professional fees from $63,365 in 2019 to $49,847 in 2020, which were due to higher audit and accounting costs in 2019 in connection with the S-1 registration process. The decrease was also attributable to a decrease in research and development costs of $36,604 related to the Company’s planned biotech complex. The decrease in overall expenses during the period was reduced by the increase in consulting fees of $21,583 from $102,308 in 2019 to $123,891 in 2020.  This increase is due to engagement of advisory services with unrelated parties.

We incurred a comprehensive loss of $190,405 during the six months ended March 31, 2020, compared to a comprehensive loss of $433,323 during the six months ended March 31, 2019.  In addition to operating expenses, we incurred finance costs of $45,000 relating to commitment fees paid pursuant to an Equity Purchase Agreement dated November 22, 2019, with Oscaleta Partners LLC. The term of the Equity Purchase Agreement is for a period that expires 2 years after the effective date of the related registration statement. The Company also incurred accretion expenses of $23,012 and a loss on change in fair value of derivative liability of $159,998 related to the Company’s convertible notes, offset by a gain on write-off of accounts payable of $292,557 relating to professional fees that are no longer outstanding. For the six months ended March 31, 2019, the Company incurred finance costs of $187,245 relating to the fair value of common stock issued as commitment fees related to an Equity Purchase Agreement entered into on November 9, 2018, with L2 Capital LLC.

During the six months ended March 31, 2020, and 2019, we incurred a net loss of $0.00 and $0.01 per share, respectively.

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

Subsequent Events

On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note.

On April 2, 2020, the Company issued 136,612 shares of common stock pursuant to the conversion of $10,000 of a convertible note.

On April 16, 2020, the Company issued 351,288 shares of common stock pursuant to the conversion of $15,000 of a convertible note.

On April 30, 2020, the Company issued 423,729 shares of common stock pursuant to the conversion of $15,000 of a convertible note.

On May 4, 2020, the Company issued 508,475 shares of common stock pursuant to the conversion of $18,000 of a convertible note (Note 6(b)).

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of March 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dated May 18, 2020