Form 10-Q
period 2020-06-30
Pharmagreen Biotech Inc.
filed 2020-08-19
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

(Address of principal executive offices)(Zip Code)

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

(  ) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2020, we had 95,806,289 shares of common stock issued and outstanding.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION2

Item 1. Financial Statements.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.188

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.21

Item 4.  Controls and Procedures.211

PART II—OTHER INFORMATION23

Item 1. Legal Proceedings.232

Item 1A. Risk Factors.232

Item 2. Unregistered Sales of Securities and Use of Proceeds.232

Item 3. Defaults Upon Senior Securities.232

Item 4. Mine Safety Disclosure.232

Item 5. Other Information.232

Item 6. Exhibits.243

SIGNATURES254

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2020

(Expressed in U.S. Dollars)

(unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2020	September 30, 2019
	$	$
	(unaudited)
Assets

Current assets

Cash	34,582	62,682
Amounts receivable	790	10,639
Prepaid expenses and deposits	352,654	115,856

Total current assets	388,026	189,177

Property and equipment (Note 3)	429,168	441,095

Total assets	817,194	630,272

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 4 and 8)	558,699	855,766
Advances from Alliance Growers Corp. (Note 10(a))	55,103	56,634
Due to related parties (Note 8)	425,674	475,666
Loans payable (Note 5)	167,075	–
Convertible notes – current portion, net of unamortized discount of $459,006 and $2,895, respectively (Note 6)	57,894	75,105
Derivative liabilities (Note 7)	1,759,925	–

Total current liabilities	3,024,370	1,463,171

Loans payable (Note 5)	29,388	–
Convertible notes, net of unamortized discount of $24,632 and $27,321, respectively (Note 6)	2,888	1,599

Total liabilities	3,056,646	1,464,770

Stockholders’ deficit

Common stock Authorized: 500,000,000 shares, $0.001 par value; 91,145,003 and 75,646,835 shares issued and outstanding, respectively	91,145	75,647
Additional paid-in capital	3,920,690	3,772,781
Accumulated other comprehensive income	49,869	47,824
Deficit	(6,299,721)	(4,729,476)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(2,238,017)	(833,224)

Non-controlling interest	(1,435)	(1,274)

Total stockholders’ deficit	(2,239,452)	(834,498)

Total liabilities and stockholders’ deficit	817,194	630,272

Nature of business and continuance of operations (Note 1)
Commitments (Note 10)
Subsequent events (Note 11)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(unaudited)

	Three months ended June 30, 2020 $	Three months ended June 30, 2019 $	Nine months ended June 30, 2020 $	Nine months ended June 30, 2019 $

Expenses

Consulting fees (Note 8)	30,108	101,574	153,999	203,882
Foreign exchange loss (gain)	(15,824)	(45,387)	6,025	(10,192)
General and administrative	28,716	13,635	90,798	64,393
License application fees	(12)	1,545	890	3,470
Professional fees	40,068	15,052	89,915	78,417
Research and development	–	(32,655)	–	3,949
Salaries and wages	3,858	4,549	13,005	13,298

Total expenses	86,914	58,313	354,632	357,217

Net loss before other income (expenses)	(86,914)	(58,313)	(354,632)	(357,217)

Other income (expense)

Accretion of discount on convertible notes (Note 6)	(54,877)	(241)	(77,889)	(900)
Finance costs	–	–	(45,000)	(187,245)
Loss on change in fair value of derivative liabilities (Note 7)	(1,187,033)	–	(1,347,031)	–
Loss on settlement on convertible notes	(31,898)	–	(38,411)	–
Write-off of accounts payable (Note 4)	–	–	292,557	–

Total other income (expense)	(1,273,808)	(241)	(1,215,774)	(188,145)

Net loss before income taxes	(1,360,722)	(58,554)	(1,570,406)	(545,362)

Income tax recovery	–	802	–	802

Net loss	(1,360,722)	(57,752)	(1,570,406)	(544,560)

Less: net loss attributable to non-controlling interest	8	457	161	1,239

Net loss attributable to Pharmagreen Biotech Inc.	(1,360,714)	(57,295)	(1,570,245)	(543,321)

Comprehensive loss

Foreign currency translation gain (loss)	(17,081)	(49,722)	2,045	2,981

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(1,377,795)	(107,017)	(1,568,200)	(540,340)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.02)	–	(0.02)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	82,854,083	74,671,845	78,042,762	73,714,096

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2018	71,620,100	71,620	2,464,136	38,722	(3,961,939)	–	(1,387,461)

Issuance of common stock pursuant to conversion of convertible notes	2,000,000	2,000	(1,800)	–	–	–	200

Issuance of common stock for services	51,725	52	187,193	–	–	–	187,245

Foreign currency translation gain	–	–	–	98,770	–	–	98,770

Net loss for the period	–	–	–	–	(392,943)	–	(392,943)

Balance, December 31, 2018	73,671,825	73,672	2,649,529	137,492	(4,354,882)	–	(1,494,189)

Issuance of common stock pursuant to conversion of convertible notes	1,000,000	1,000	(900)	–	–	–	100

Issuance of common stock of 1155097 B.C. Ltd.	–	–	1,018,228	–	–	–	1,018,228

Foreign currency translation loss	–	–	–	(46,067)	–	–	(46,067)

Net loss for the period	–	–	–	–	(93,083)	(782)	(93,865)

Balance, March 31, 2019	74,671,825	74,672	3,666,857	91,425	(4,447,965)	(782)	(615,793)

Foreign currency translation loss	–	–	–	(49,722)	–	–	(49,722)

Net loss for the period	–	–	–	–	(57,295)	(457)	(57,752)

Balance, June 30, 2019	74,671,825	74,672	3,666,857	41,703	(4,505,260)	(1,239)	(723,267)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(unaudited)

	Common stock		Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2019	75,646,835	75,647	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Foreign currency translation loss	–	–	–	(12,399)	–	–	(12,399)

Net loss for the period	–	–	–	–	(206,021)	(36)	(206,057)

Balance, December 31, 2019	75,646,835	75,647	3,772,781	35,425	(4,935,497)	(1,310)	(1,052,954)

Issuance of common stock pursuant to the conversion of convertible notes	78,064	78	20,999	–	–	–	21,077

Foreign currency translation gain	–	–	–	31,525	–	–	31,525

Net loss for the period	–	–	–	–	(3,510)	(117)	(3,627)

Balance, March 31, 2020	75,724,899	75,725	3,793,780	66,950	(4,939,007)	(1,427)	(1,003,979)

Issuance of common stock pursuant to the conversion of convertible notes	15,420,104	15,420	126,910	–	–	–	142,330

Foreign currency translation loss	–	–	–	(17,081)	–	–	(17,081)

Net loss for the period	–	–	–	–	(1,360,714)	(8)	(1,360,722)

Balance, June 30, 2020	91,145,003	91,145	3,920,690	49,869	(6,299,721)	(1,435)	(2,239,452)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	Nine months ended June 30, 2020	Nine months ended June 30, 2019
	$	$

OPERATING ACTIVITIES

Net loss	(1,570,406)	(544,560)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	77,889	900
Financing fees	45,000	–
Loss on change in fair value of derivative liabilities	1,347,031	–
Loss on settlement of convertible note	38,411	–
Shares issued for services	–	187,245
Write-off of accounts payable	(292,557)	–

Changes in non-cash operating assets and liabilities:
Accounts receivable and other receivables	9,849	18,502
Prepaid expenses and deposits	(236,798)	(7,314)
Accounts payable and accrued liabilities	21,189	225,447
Due to related parties	13,840	22,596

Net cash used in operating activities	(546,552)	(97,184)

INVESTING ACTIVITIES

Acquisition of property and equipment	–	(281,454)

Net cash used in investing activities	–	(281,454)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	570,080	–
Proceeds from advances from Alliance Growers Corp.	–	170,032
Proceeds from loans from related parties	64,981	206,331
Repayment of loans from related parties	(128,813)	(101,612)
Proceeds from loans payable	29,388	–
Financing costs	(5,000)	–

Net cash provided by financing activities	530,636	274,751

Effect of foreign exchange rate changes on cash	(12,184)	(35,093)

Change in cash	(28,100)	(138,980)

Cash, beginning of period	62,682	151,869

Cash, end of period	34,582	12,889

Non-cash investing and financing activities:

Original issue discount on convertible notes	532,594	–
Issuance of common stock pursuant to conversion of convertible notes	163,407	300
Issuance of equity in 1155097 B.C. Ltd in exchange for advances payable	–	1,018,229
Issuance of promissory note as a financing fee	40,000	–

Supplemental disclosures:

Interest paid	4,601	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

1.Nature of Business and Continuance of Operations

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2020, the Company has not earned any revenues from operations, has a working capital deficit of $2,636,344, and has an accumulated deficit of $6,299,721. During the nine months ended June 30, 2020, the Company incurred a net loss of $1,570,406 and used cash flows for operations of $546,552.  In addition, the Company filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. Refer to Note 11.  These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

2.Significant Accounting Policies

(a)Interim Financial Statements

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

(b)Basis of Presentation

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

2.Significant Accounting Policies (continued)

(c)Use of Estimates and Judgments

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

(d)Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2020, there were 386,438,931 (September 30, 2019 – 364,850,535) potentially dilutive shares outstanding.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

3.Property and Equipment

Construction in progress $

Cost

Balance, September 30, 2019	441,095

Change due to foreign exchange	(11,927)

Balance, June 30, 2020	429,168

As at June 30, 2020, and September 30, 2019, costs related to the construction of cannabis production complex were capitalized as construction in progress and not depreciated. Depreciation will commence when construction is completed, and the facility is available for its intended use.

4.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2020 $	September 30, 2019 $

Accounts payable	505,138	829,942
Accrued interest payable	53,561	25,824

	558,699	855,766

During the nine months ended June 30, 2020, the Company recognized a write-off of accounts payable of $292,557 (2019 - $nil) related to professional fees that are no longer owing.

5.Loans Payable

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 10(b)). The promissory note is unsecured, due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. During the nine months ended June 30, 2020, the Company recognized accrued interest of $2,415 (2019 - $nil).

On April 22, 2020, the Company received a loan for $29,388 (Cdn$40,000) from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25%, up to Cdn$10,000.

On June 17, 2020, the Company entered into a settlement agreement with a convertible note holder, wherein the Company and the lender agreed to settle 3 convertible notes and accrued interest (Notes 6(b), (d) and (e)) for a total of $141,676 on a non-convertible basis, of which $14,601 is payable on or before June 24, 2020 (paid), $68,775 is payable on or before September 30, 2020, and the remaining $58,300 is payable on or before January 6, 2021.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

6.Convertible Notes

(a)On April 4, 2018, the amount of $32,485 owed to related parties was converted to Series A convertible notes, which are unsecured, non-interest bearing, and due on April 4, 2023. These notes are convertible in whole or in part, at any time until maturity, to common shares of the Company at $0.0001 per share. The outstanding balance remaining at maturity shall bear interest at 12% per annum until fully paid. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,485 as additional paid-in capital and reduced the carrying value of the convertible note to $nil. The carrying value will be accreted over the term of the convertible notes up to their face value of $32,485.

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

During the nine months ended June 30, 2020, the Company issued 14,000,000 shares of common stock upon the conversion of $1,400 of Series A convertible notes. Upon conversion, the Company immediately recognized the related remaining debt discount of $1,331 as accretion expense.

As at June 30, 2020, the carrying value of the convertible notes was $2,888 (September 30, 2019 – $1,599) and had an unamortized discount of $24,632 (September 30, 2019 - $27,321). During the nine months ended June 30, 2020, the Company recorded accretion expense of $1,358 (2019 - $900).

(b)On September 17, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $75,000. The note is due on September 20, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note was not convertible until 180 days following issuance, no derivative liability was initially recognized.

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

During the nine months ended June 30, 2020, the Company issued 1,498,168 shares of common stock upon the conversion of $68,000 of the convertible note. Upon conversion, the Company immediately recognized the related remaining debt discount of $64,104 as accretion expense.

On June 17, 2020, the Company entered into a Settlement Agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal of $10,000 and accrued interest owing on the note (Note 5). Upon entering into the Settlement Agreement, the remaining balance owing was transferred to loans payable on the balance sheet, and the Company immediately recognized the remaining debt discount of $4,427.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $10,487 (2019 - $nil). As at June 30, 2020, the carrying value of the convertible note was $nil (September 30, 2019 - $75,105), net of an unamortized discount of $nil (September 30, 2019 - $2,895).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

6.    Convertible Notes (continued)

(c)On October 1, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,255 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $74,745. The note is due on October 1, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period prior to the issuance date; or (ii) 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $70,744. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,245 and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $30,596. As at June 30, 2020, the carrying value of the convertible note was $31,096, net of an unamortized discount of $46,904. Refer to Note 11(b).

(d)On October 17, 2019, the Company entered into a convertible note with an unrelated party for $63,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $60,000. The note is due on October 17, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In December 2019, the conversion price was amended to 46%. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2020.

On June 17, 2020, the Company entered into a settlement agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal of $63,000 and accrued interest owing on the note (Note 5). Upon entering into the Settlement Agreement, the remaining balance owing was transferred to loan payable on the balance sheet, and the Company immediately recognized the remaining debt discount of $1,657.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $1,343. As at June 30, 2020, the carrying value of the convertible note was $nil.

(e)On January 2, 2020, the Company entered into a convertible note with an unrelated party for $53,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $50,000. The note is due on January 2, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 180 days following issuance, no derivative liability was recognized as of June 30, 2020.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

6.    Convertible Notes (continued)

On June 17, 2020, the Company entered into a Settlement Agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal of $53,000 and accrued interest owing on the note (Note 5). Upon entering into the Settlement Agreement, the remaining balance owing was transferred to loan payable on the balance sheet, and the Company immediately recognized the remaining debt discount of $2,286.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $714. As at June 30, 2020, the carrying value of the convertible note was $nil.

(f)On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $75,000. The note is due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) 65% of the lowest trading price during the 20-trading day period prior to the issuance date; or (ii) 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $76,330. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,500, resulting in a loss on change in fair value of derivative liabilities of $1,830, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $4,515. As at June 30, 2020, the carrying value of the convertible note was $5,015, net of an unamortized discount of $72,985.

(g)On January 15, 2020, the Company entered into a convertible note with an unrelated party for $61,000, of which $7,400 was paid directly to third parties for financing costs. The convertible note has a purchase price of $58,000, with an original issue discount of $3,000, resulting in proceeds to the Company of $50,600. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $67,846. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $50,100, resulting in a loss on change in fair value of derivative liabilities of $17,746, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $61,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $3,934. As at June 30, 2020, the carrying value of the convertible note was $4,434, net of an unamortized discount of $56,566.

Subsequent to June 30, 2020, the Company entered into a settlement agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal of $61,000 and accrued interest owing on the note (Note 11(c)).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

6.Convertible Notes (continued)

(h)On January 15, 2020, the Company entered into a convertible note with an unrelated party for $55,000, of which $2,500 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $52,500. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the issuance date; or (ii) 65% of the lowest trading price during the 20 consecutive trading day period on which at least 100 shares of common stock were traded prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $61,173. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $52,000, resulting in a loss on change in fair value of derivative liabilities of $9,173, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $55,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $3,733. As at June 30, 2020, the carrying value of the convertible note was $4,232, net of an unamortized discount of $50,768.

(i)On January 21, 2020, the Company entered into a convertible note with an unrelated party for $66,150, of which $7,800 was paid directly to third parties for financing costs. The convertible note has a purchase price of $63,000, with an original issue discount of $3,150, resulting in proceeds to the Company of $55,200. The note is due on January 21, 2021, and bears interest on the unpaid principal balance at a rate of 8% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 60% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $71,278. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $54,700, resulting in a loss on change in fair value of derivative liabilities of $16,578, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $66,150.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $3,770. As at June 30, 2020, the carrying value of the convertible note was $4,270, net of an unamortized discount of $61,880.

(j)On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $9,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $69,000. The note is due on January 22, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $75,179. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $68,500, resulting in a loss on change in fair value of derivative liabilities of $6,679, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,750.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

6.    Convertible Notes (continued)

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $4,049. As at June 30, 2020, the carrying value of the convertible note was $4,549, net of an unamortized discount of $74,201.

(k)On February 4, 2020, the Company entered into a convertible note with an unrelated party for $100,000, of which $16,970 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $83,030. The note is due on February 4, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period ending on the latest complete trading day prior to the issuance date; or (ii) 60% of the average of the two lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $125,640. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $82,530, resulting in a loss on change in fair value of derivative liabilities of $43,110, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $100,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the nine months ended June 30, 2020, the Company recognized accretion expense of $3,798. As at June 30, 2020, the carrying value of the convertible note was $4,298, net of an unamortized discount of $95,702.

7.Derivative Liabilities

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

Balance $

Balance, September 30, 2019	–

Addition of new derivative liabilities	645,319
Conversion of convertible notes	(119,700)
Change in fair value of embedded conversion option	1,234,306

Balance, June 30, 2020	1,759,925

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at date of issuance	123.84% to 192.74%	0.38% to 1.73%	0%	0.51 to 1.00
As at June 30, 2020	239.46% to 283.70%	0.16% to 0.18%	0%	0.25 to 0.59

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

8.Related Party Transactions

(a)As at June 30, 2020, the Company owed $356,980 (Cdn$485,885) (September 30, 2019 - $372,799 (Cdn$493,694)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2020, the Company incurred consulting fees of $63,044 (2019 - $67,700) to the President of the Company.

(b)As at June 30, 2020, the Company owed $14,694 (Cdn$20,000) (September 30, 2019 - $47,367 (Cdn$62,730)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)As at June 30, 2020, the Company owed $54,000 (Cdn$73,500) (September 30, 2019 - $55,500 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)As at June 30, 2020, the Company owed $25,127 (Cdn$34,200) (September 30, 2019 - $25,825 (Cdn$34,200)) to a Company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(e)As at June 30, 2020, the Company owed $314,560 (Cdn$428,148) (September 30, 2019 – $291,504 (Cdn$386,039)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2020, the Company incurred consulting fees of $63,044 (2019 - $67,700) to the company controlled by the Chief Financial Officer of WFS.

9.Common Stock

(a)On March 24, 2020, the Company issued 78,064 shares of common stock with a fair value of $21,077 pursuant to the conversion of $10,000 of a convertible note (Note 6(b)).

(b)On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note (Note 6(a)).

(c)On April 2, 2020, the Company issued 136,612 shares of common stock pursuant to the conversion of $10,000 of a convertible note (Note 6(b)).

(d)On April 16, 2020, the Company issued 351,288 shares of common stock pursuant to the conversion of $15,000 of a convertible note (Note 6(b)).

(e)On April 30, 2020, the Company issued 423,729 shares of common stock pursuant to the conversion of $15,000 of a convertible note (Note 6(b)).

(f)On May 4, 2020, the Company issued 508,475 shares of common stock pursuant to the conversion of $18,000 of a convertible note (Note 6(b)).

(g)On June 30, 2020, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $800 of a convertible note (Note 6(a)).

10.Commitments

(a)Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s wholly owned subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at June 30, 2020, the Company received advances of $55,103 (Cdn$75,000) (September 30, 2019 - $56,634 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2020

(Expressed in U.S. dollars)

(unaudited)

10.Commitments (continued)

(b)On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 5). In addition, the third party is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

11.Subsequent Events

(a)On July 9, 2020, the Company entered into a consulting agreement for management consulting and strategic business advisory services for a term of 30 days. In consideration, the Company issued 22,000 restricted shares of common stock.

(b)On July 22, 2020, the Company received a preliminary statement of claim from a convertible note holder for failure of the Company to deliver shares of common stock upon receipt of notices of conversion. Pursuant to the claim, the plaintiff has requested receipt of all shares of common stock requested in the notices of conversion, and also damages in an amount to be determined at trial but in any event in excess of principal in the sum of $180,000, including without limitation the balance of any portion of the convertible note that ultimately is not converted into shares of common stock, along with default interest, liquidated damages, and damages as provided for in the convertible note. Refer to Note 6(c).

(c)On July 23, 2020, the Company entered into a Settlement Agreement with a convertible note holder, wherein the Company and the lender agreed to settle a convertible note and accrued interest (Note 6(g)) for a total of $63,440 on a non-convertible basis, of which $15,000 is payable on or before July 24, 2020 (paid), followed by 6 monthly installment payments of $8,073.

(d)On July 31, 2020, the Company issued a total of 4,525,000 shares of common stock pursuant to the conversions of an aggregate of $453 of a convertible note.

(e)On July 31, 2020, the Company issued 114,286 shares of common stock at $0.35 per share for proceeds of $40,000.

(f)On August 7, 2020, (the “Petition Date”), the Company filed voluntary petitions for reorganization (the “Bankruptcy Petitions” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Court”). The Company’s filing with the Court was designated as Case No. 20-13886. During the pendency of this matter, the Company has also filed motions with the Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company expects to continue its existing operations without interruption during the pendency of the Chapter 11 Cases. To maintain and continue uninterrupted ordinary course operations during the Chapter 11 Cases, the Company has filed a variety of “first day” motions seeking approval from the Court for various forms of customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers, and employees.

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

On August 7, 2020, (the “Petition Date”), the Company filed voluntary petitions for reorganization (the “Bankruptcy Petitions” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Court”). The Company’s filing with the Court was designated as Case No. 20-13886. During the pendency of this matter, the Company has also filed motions with the Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. The Company expects to continue its existing operations without interruption during the pendency of the Chapter 11 Cases. To maintain and continue uninterrupted ordinary course operations during the Chapter 11 Cases, the Company has filed a variety of “first day” motions seeking approval from the Court for various forms of customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees.

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

Our Current Business

The Company was incorporated under the laws of the State of Nevada on November 26, 2007. The Company is headquartered in Coquitlam, British Columbia.  The Company’s mission is to advance the technology of tissue culture science and to provide the highest quality 100% germ free, disease free and all genetically the same plantlets of high CBD hemp and other flora and offering full spectrum DNA testing for plant identification, live genetics preservation using  low temperature storage for various cannabis and horticulture plants; extraction of botanical oils mainly CBD oil, and to deliver laboratory based services to the North American high CBD hemp, Cannabis and agriculture sectors.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. The condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious disease outbreak and any related adverse public health developments, has adversely affected workforces, economies, and financial markets globally, leading to an economic downturn. The impact on the Company is not currently determinable, but management continues to monitor the situation.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion for our year ended September 30, 2019, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at June 30, 2020, the Company has a working capital deficit of $2,636,344 and an accumulated deficit of $6,299,721. In addition, as mentioned above, the Company filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

We need to seek capital from resources such as the sale of private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are an early stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of June 30, 2020, we had $34,582 in cash, accounts receivable and other receivables of $790 and prepaid expenses and deposits of $352,654 as compared to $62,682 in cash, accounts receivable and other receivables of $10,639 and prepaid expenses and deposits of $115,856 as of September 30, 2019.  Overall, our cash position is lower and our prepaid expenses and deposits are higher as we have spent more funding on the planned build-out of our biotech complex, of which $102,654 was prepaid as at June 30, 2020. Prepaid expenses and deposits also include deferred financing costs of $250,000 associated with the Company’s plan to issue an Exchange Traded Note on the Vienna Stock Exchange. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended June 30, 2020

We had $nil in revenue for the three months ended June 30, 2020 and 2019.

Total expenses in the three months ended June 30, 2020 were $86,914 as compared to total expenses for the three months ended June 30, 2019 of $58,313. The net increase in expenses during the current period is mainly due to a change in foreign exchange gain from $45,387 in 2019 to $15,824 in 2020, due to fluctuations in the Canadian dollar exchange rate and changes in the Company’s Canadian dollar assets and liabilities, a recovery of research and development costs of $32,655 in 2019 compared to $nil in 2020, and an increase in professional fees from $15,052 in 2019 to $40,068 in 2020, which were higher due to indirect costs associated with the issuance of convertible notes during the period. The increase in overall expenses during the three months ended June 30, 2020 was reduced by the decrease in consulting fees from $101,574 in 2019 to $30,108 in 2020.

We incurred a comprehensive loss of $1,377,795 during the three months ended June 30, 2020, compared to a comprehensive loss of $107,017 during the three months ended June 30, 2019.  The increase in comprehensive income was mainly attributable to a loss on change in fair value of derivative liability of $1,187,033 related to the Company’s convertible notes.

During the three months ended June 30, 2020, and 2019, we incurred a net loss of $0.02 and $0.00 per share, respectively.

Nine Months Ended June 30, 2020

We had $nil in revenue for the nine months ended June 30, 2020 and 2019.

Total expenses in the nine months ended June 30, 2020 were $354,632 which was comparable to the total expenses for the nine months ended June 30, 2019 of $357,217.

We incurred a comprehensive loss of $1,568,200 during the nine months ended June 30, 2020, compared to a comprehensive loss of $540,340 during the nine months ended June 30, 2019.  In addition to operating expenses, we incurred finance costs of $45,000 relating to commitment fees paid pursuant to an Equity Purchase

Agreement dated November 22, 2019, with Oscaleta Partners LLC. The term of the Equity Purchase Agreement is for a period that expires 2 years after the effective date of the related registration statement. The Company also incurred accretion expenses of $77,889 and a loss on change in fair value of derivative liability of $1,347,031 related to the Company’s convertible notes, offset by a gain on write-off of accounts payable of $292,557 relating to professional fees that are no longer outstanding. For the nine months ended June 30, 2019, the Company incurred finance costs of $187,245 relating to the fair value of common stock issued as commitment fees related to an Equity Purchase Agreement entered into on November 9, 2018, with L2 Capital LLC.

During the nine months ended June 30, 2020, and 2019, we incurred a net loss of $0.02 and $0.01 per share, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of June 30, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Saturna Group Chartered Professional Accountants LLP, our independent auditors, are not required to and have not performed an assessment of our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 22, 2020, the Company received a preliminary statement of claim from a convertible note holder for failure of the Company to deliver shares of common stock upon receipt of notices of conversion. Pursuant to the claim, the plaintiff has requested receipt of all shares of common stock requested in the notices of conversion, and also damages in an amount to be determined at trial but in any event in excess of principal in the sum of $180,000, including without limitation the balance of any portion of the convertible note that ultimately is not converted into shares of common stock, along with default interest, liquidated damages, and damages as provided for in the convertible note.

Also, as mentioned above, the Company filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. The Company’s filing with the Court was designated as Case No. 20-13886. During the pendency of this matter, the Company has also filed motions with the Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

The commencement of the Chapter 11 Cases discussed above constitutes an event of default under certain of the Company’s debt instruments, including various convertible notes, which results in automatic acceleration of the Company’s obligations under such debt instruments. Any efforts to enforce payment obligations under the aforementioned debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

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

Dated August 19, 2020