Form 10-K
period 2020-09-30
Pharmagreen Biotech Inc.
filed 2021-01-08
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020

or

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

(_)Yes (X) No

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

(  ) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 31, 2020, we had 245,611,669 shares of common stock issued and outstanding.

TABLE of CONTENTS

Item 1. Business.2

Item 1A. Risk Factors.3

Item 1B. Unresolved Staff Comments.3

Item 2. Properties.3

Item 3. Legal Proceedings.3

Item 4. Mine Safety Disclosures.4

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.4

Item 6. Selected Financial Data4

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.5

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.7

Item 8. Financial Statements and Supplementary Data.8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.29

Item 9A. Controls and Procedures.29

Item 9B. Other Information.30

Item 10. Directors, Executive Officers and Corporate Governance.31

Item 11. Executive Compensation.34

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.36

Item 13. Certain Relationships and Related Transactions, and Director Independence.37

Item 14. Principal Accounting Fees and Services.38

Item 15. Exhibits, Financial Statement Schedules.38

SIGNATURES39

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

On August 7, 2020, (the “Petition Date”), the Company filed voluntary petitions for reorganization (the “Bankruptcy Petitions” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Nevada (the “Court”). The Company’s filing with the Court was designated as Case No. 20-13886. During the pendency of this matter, the Company has also filed motions with the Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. To maintain and continue uninterrupted ordinary course operations during the Chapter 11 Cases, the Company filed a variety of “first day” motions seeking approval from the Court for various forms of customary relief. These motions are designed primarily to minimize the effect of bankruptcy on the Company’s operations, customers and employees.

On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection.

We expect to continue to incur losses for at least the next 12 months. We do not expect to generate revenue that is sufficient to cover our expenses, and we do not have sufficient cash and cash equivalents to execute our plan of operations for at least the next twelve months. We will need to obtain additional financing, through equity security sales, debt instruments and private financing, to conduct our day-to-day operations, and to fully execute our business plan. We plan to raise the capital necessary to fund our business through the sale of equity securities, debt instruments or private financing. These factors raise substantial doubt upon the Company’s ability to continue as a going concern.  This report does not reflect all the adjustments that may be necessary if the Company is unable to continue as a going concern.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real estate or other properties and have not entered into any long-term lease or rental agreements for property.

Item 3. Legal Proceedings.

On July 22, 2020, the Company received a preliminary statement of claim from a convertible note holder for failure of the Company to deliver shares of common stock upon receipt of notices of conversion. Pursuant to the claim, the plaintiff has requested receipt of all shares of common stock requested in the notices of conversion, and also damages in an amount to be determined at trial but in any event in excess of principal amount of $78,000 for a total sum of $180,000, including without limitation the balance of any portion of the convertible note that ultimately is not converted into shares of common stock, along with default interest, liquidated damages, and damages as provided for in the convertible note.

On October 29th, 2020 a second note holder filed a statement of claim.  This lender as of December 24th, 2020 has completely converted the full amount of the note of $100,000, interest of $8,689.80 and penalty and fees aggregating $19,500.

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

On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection. The lifting of the stay order further allowed the convertible note holders to convert thereby increasing the number of shares issued and outstanding.

Except as mentioned in the preceding paragraphs, there are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

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

As of September 30, 2020, we had 95,806,289 shares of our Common Stock issued and outstanding held by approximately 188 stockholders of record. To date, we have not paid dividends on our Common Stock.

Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on OTC Markets does not necessarily represent its fair market value.

Date	Hi Bid	Low Bid
September 30, 2020	$0.089	$0.080
June 30, 2020	$0.16	$0.083
March 31, 2020	$0.15	$0.127
December 31, 2019	$0.70	0.70
September 30, 2019	$2.10	$2.00
June 30, 2019	$2.22	$2.22
March 31, 2019	$1.95	$1.95
December 31, 2018	$1.70	$1.70

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at September 30, 2020, the Company has a working capital deficit of $2,900,629 and an accumulated deficit of $7,167,346. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2020, we had $12,196 in cash, amounts receivable of $295, and prepaid expenses and deposits of $253,754, as compared to $62,682 in cash, amounts receivable of $10,639 and prepaid expenses and deposits of $115,856 as of September 30, 2019. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

We had $Nil in revenue for the fiscal year ended September 30, 2020, as compared to revenue for the fiscal year ended September 30, 2019, of $Nil.

Total expenses in the fiscal year ended September 30, 2020, were $485,756 as compared to total expenses for the fiscal year ended September 30, 2019, of $642,178. In addition, total other expenses in the fiscal year ended September 30, 2020, were $1,996,856 as compared to total other expenses for the fiscal year ended September 30, 2019, of $126,633, resulting in a net loss for the fiscal year ended September 30, 2020, of $2,437,870, as compared to a net loss of $767,537 for the fiscal year ended September 30, 2019. The increase in net loss for the fiscal year ended September 30, 2020, compared to 2019 was mainly due to the following:

•An increase in professional fees from $81,090 in 2019 to $179,015, which was primarily due to an increase in legal fees associated with the Company’s convertible debentures and related legal proceedings;

•An increase in accretion of discount of convertible notes from $1,296 in 2019 to $328,333 in 2020, which related to the increase in convertible debt financing during the year;

•An increase in interest expense from $3,783 in 2019 to $298,942 in 2020, which was mainly attributable to default penalties incurred on convertible notes of $229,364 during 2020;

•An increase in impairment of property and equipment from $nil in 2019 to $434,601 in 2020, which related to an impairment of the capitalized construction in progress costs due to the economic uncertainty of having sufficient financing available to complete the proposed construction; and

•An increase in loss on change in fair value of derivative liabilities from $nil in 2019 to $1,149,450 in 2020, which related to the embedded conversion features on the Company’s convertible debentures entered into during the year.

The increase was partially offset by the following:

•A decrease in consulting fees from $442,529 in 2019 to $224,691 in 2020 due to less labour costs required during 2020; and

•An increase in the gain from write-off of accounts payable from $nil in 2019 to $292,557 in 2020, which related to professional fees that are no longer outstanding.

During the year ended September 30, 2020, and 2019, we incurred a net loss of $0.03 and $0.01 per share, respectively.

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

The Company is currently completing its engineering stage and has begun site development work for the building process of a 63,000 square foot biotech complex.  The Botany Center will serve the following purposes:

•Plantlets tissue culture unit (under Cannabis licence and under Hemp License for high CBD hemp strain tissue culture starter plantlets)

•Plantlets low temperature storage unit (under Cannabis licence and Hemp license) **

•Plant DNA testing unit (Under Cannabis licence and Hemp license)**

•Cannabis and high CBD hemp product development unit (under Cannabis Licence)**

•Cannabis and high CBD hemp oil products extraction (under Cannabis Licence)**

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

Item 8. Financial Statements and Supplementary Data

PHARMAGREEN BIOTECH INC.

Consolidated Financial Statements

Years Ended September 30, 2020, and 2019

(Expressed in U.S. Dollars)

SATURNA GROUP
CHARTERED PROFESSIONAL ACCOUNTANTS LLP
1066 West Hastings Street, Suite 1250
Vancouver, BC Canada V6E 3X1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmagreen Biotech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharmagreen Biotech Inc. (the "Company") as of September 30, 2020 and 2019, and the related consolidated statements of operations and comprehensive loss, stockholders' deficit, and cash flows for the years then ended and related notes (collectively, the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2020 and 2019, and the results of their operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. As at September 30, 2020, the Company has a working capital deficit of $2,900,629 and an accumulated deficit of $7,167,346. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

<u>/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP</u>

Saturna Group Chartered Professional Accountants LLP

We have served as the Company's auditor since 2017

Vancouver, Canada
January 7, 2021

PHARMAGREEN BIOTECH INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2020	September 30, 2019
	$	$

Assets

Current assets

Cash	12,196	62,682
Amounts receivable	295	10,639
Prepaid expenses and deposits	253,754	115,856

Total current assets	266,245	189,177

Property and equipment (Note 3)	–	441,095

Total assets	266,245	630,272

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 4 and 8)	539,663	855,766
Advances from Alliance Growers Corp. (Note 11(a))	56,303	56,634
Due to related parties (Note 8)	508,874	475,666
Note payable (Note 5)	40,000	–
Convertible notes – current portion, net of unamortized discount of $182,012 and $2,895, respectively (Note 6)	641,077	75,105
Derivative liabilities (Note 7)	1,380,957	–

Total current liabilities	3,166,874	1,463,171

Loan payable (Note 5)	30,028	–
Convertible notes, net of unamortized discount of $23,619 and $27,321, respectively (Note 6)	3,448	1,599

Total liabilities	3,200,350	1,464,770

Stockholders’ deficit

Common stock Authorized: 500,000,000 shares, $0.001 par value; 95,806,289 and 75,646,835 shares issued and outstanding, respectively	95,806	75,647
Common stock issuable (Note 9)	180,000	–
Additional paid-in capital	3,967,261	3,772,781
Accumulated other comprehensive income	36,679	47,824
Deficit	(7,167,346)	(4,729,476)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(2,887,600)	(833,224)

Non-controlling interest	(46,505)	(1,274)

Total stockholders’ deficit	(2,934,105)	(834,498)

Total liabilities and stockholders’ deficit	266,245	630,272

Nature of business and continuance of operations (Note 1)
Commitments (Note 11)
Subsequent events (Note 13)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	Year ended September 30, 2020 $	Year ended September 30, 2019 $

Expenses

Consulting fees (Note 8)	224,691	442,529
Foreign exchange loss (gain)	8	(6,144)
General and administrative	63,711	99,081
License application fees	893	3,758
Professional fees	179,015	81,090
Research and development	–	3,956
Salaries and wages	17,438	17,908

Total expenses	485,756	642,178

Net loss before other income (expenses)	(485,756)	(642,178)

Other income (expense)

Accretion of discount on convertible notes (Note 6)	(328,333)	(1,296)
Interest expense	(298,942)	(3,783)
Finance costs	(45,000)	(121,554)
Impairment of property and equipment (Note 3)	(434,601)	–
Loss on change in fair value of derivative liabilities (Note 7)	(1,149,450)	–
Loss on settlement on convertible notes	(33,087)	–
Write-off of accounts payable (Note 4)	292,557	–

Total other income (expense)	(1,996,856)	(126,633)

Net loss	(2,482,612)	(768,811)

Less: net loss attributable to non-controlling interest	44,742	1,274

Net loss attributable to Pharmagreen Biotech Inc.	(2,437,870)	(767,537)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(11,634)	9,102

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(2,449,504)	(758,435)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.03)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	82,072,080	74,061,724

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Common stock		Common stock issuable $	Additional paid-in capital $	Accumulated other comprehensive income $	Deficit $	Non-controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $

Balance, September 30, 2018	71,620,100	71,620	–	2,464,136	38,722	(3,961,939)	–	(1,387,461)

Issuance of common stock pursuant to the conversion of convertible notes	3,900,000	3,900	–	(3,510)	–	–	–	390

Issuance of common stock for services	126,735	127	–	293,927	–	–	–	294,054

Issuance of common stock of 1155097 B.C. Ltd.	–	–	–	1,018,228	–	–	–	1,018,228

Foreign currency translation gain	–	–	–	–	9,102	–	–	9,102

Net loss for the year	–	–	–	–	–	(767,537)	(1,274)	(768,811)

Balance, September 30, 2019	75,646,835	75,647	–	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Issuance of units for cash	114,286	114	–	39,886	–	–	–	40,000

Issuance of common stock pursuant to the conversion of convertible notes	20,023,168	20,023	180,000	143,836	–	–	–	343,859

Issuance of common stock for services	22,000	22	–	10,758	–	–	–	10,780

Foreign currency translation loss	–	–	–	–	(11,145)	–	(489)	(11,634)

Net loss for the year	–	–	–	–	–	(2,437,870)	(44,742)	(2,482,612)

Balance, September 30, 2020	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year ended September 30, 2020	Year ended September 30, 2019
	$	$

OPERATING ACTIVITIES

Net loss	(2,437,870)	(768,811)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	328,333	1,296
Default penalties on convertible notes	229,364	–
Financing costs	45,000	105
Impairment of property and equipment	434,601	–
Loss on change in fair value of derivative liabilities	1,149,450	–
Loss on settlement of convertible note	33,087	–
Shares issued for services	10,780	294,054
Write-off of accounts payable	(292,557)	–

Changes in non-cash operating assets and liabilities:
Accounts receivable and other receivables	10,344	21,126
Prepaid expenses and deposits	(137,898)	(101,380)
Accounts payable and accrued liabilities	(16,220)	231,082
Due to related parties	80,694	4,696

Net cash used in operating activities	(607,634)	(317,832)

INVESTING ACTIVITIES

Acquisition of property and equipment	–	(196,127)

Net cash used in investing activities	–	(196,127)

FINANCING ACTIVITIES

Proceeds from issuance of units for cash	40,000	–
Proceeds from issuance of convertible notes	570,078	75,000
Proceeds from advances from Alliance Growers Corp.	–	169,713
Proceeds from loans from related parties	96,059	247,467
Repayment of convertible notes	(25,000)	–
Repayment of loans from related parties	(143,545)	(59,352)
Proceeds from loans payable	30,028	–
Financing costs	(5,000)	–

Net cash provided by financing activities	562,620	432,828

Effect of foreign exchange rate changes on cash	5,472	(8,056)

Change in cash	(50,486)	(89,187)

Cash, beginning of year	62,682	151,869

Cash, end of year	12,196	62,682

Non-cash investing and financing activities:

Original issue discount on convertible notes	532,594	–
Issuance of common stock pursuant to conversion of convertible notes	163,859	390
Issuance of equity in 1155097 B.C. Ltd in exchange for advances payable	–	1,018,229
Issuance of promissory note as a financing fee	40,000	–
Common stock issuable pursuant to conversion of convertible notes	180,000	–

Supplemental disclosures:

Interest paid	4,601	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

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

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2020, the Company has not earned any revenues from operations, has a working capital deficit of $2,900,629, and has an accumulated deficit of $7,167,346. During the year ended September 30, 2020, the Company incurred a net loss of $2,482,612 and used cash flows for operations of $607,634. In addition, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. As a result of the voluntary petition, various convertible note holders triggered default provisions on the Company’s outstanding convertible notes.  On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

(a)Basis of Presentation

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

(b)Use of Estimates and Judgments

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

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period and in the factors regarding the impairment of the property and equipment.

(c)Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)Property, Plant, and Equipment

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

(e)Long-lived Assets

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

(f)Fair Value Measurements

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

Financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, advances from Alliance Growers Corp., loans payable, amounts due to related parties, and convertible notes. The fair value of cash is determined based on Level 1 inputs and the fair value of derivative liabilities is determined based on Level 3 inputs. There were no transfers into or out of “Level 3” during the years ended September 30, 2020, and 2019. The recorded values of all other financial instruments, with the exception of non-current convertible notes, approximate their current fair values because of their nature and respective relatively short maturity dates or durations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2020 on a recurring basis:

September 30, 2020

	Level 1 $	Level 2 $	Level 3 $	Total Gains (Losses) $

Derivative liability	–	–	1,380,957	(1,149,450)

(g)Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management has adopted ASC 830, “Foreign Currency Translation Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the consolidated statement of operations. The Company uses the current rate method to translate the accounts of its wholly-owned subsidiary into U.S. dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period. The resulting exchange gains or losses are recognized in accumulated other comprehensive income.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

(h)Stock-based Compensation

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

(i)Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2020, there were 388,372,556 (2019 – 364,850,535) potentially dilutive shares outstanding.

(j)Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at September 30, 2020 and 2019, comprehensive loss consists of foreign currency translation gains and losses.

(k)Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2020 and 2019, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2014 to 2020. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

2.Significant Accounting Policies (continued)

(l)Recently Adopted Accounting Pronouncements

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

3.Property and Equipment

Construction in progress $

Cost

Balance, September 30, 2018	251,310

Additions	196,127
Change due to foreign exchange	(6,342)

Balance, September 30, 2019	441,095

Impairment	(434,601)
Change due to foreign exchange	(6,494)

Balance, September 30, 2020	–

Accumulated depreciation

Balance, September 30, 2018, 2019 and 2020	–

Balance, September 30, 2019	441,095

Balance, September 30, 2020	–

During the year ended September 30, 2020, the Company recognized an impairment of $434,601 of the capitalized construction in progress costs due to economic uncertainty of sufficient financing available to complete the proposed construction.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

4.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	September 30, 2020 $	September 30, 2019 $

Accounts payable (Note 8)	455,310	829,942
Accrued interest payable (Notes 5 and 6)	84,353	25,824

	539,663	855,766

During the year ended September 30, 2020, the Company recognized a write-off of accounts payable of $292,557 (2019 - $nil) related to professional fees that are no longer owing.

5.Loans Payable

(a)On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 11(b)). The promissory note is unsecured, due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. During the year ended September 30, 2020, the Company recorded accrued interest payable of $3,421 (2019 - $nil).

(b)On April 22, 2020, the Company received a loan for $30,028 (Cdn$40,000) from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

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

During the year ended September 30, 2020, the Company issued 18,525,000 shares of common stock upon the conversion of $1,853 of Series A convertible notes. Upon conversion, the Company immediately recognized the related remaining debt discount of $1,670 as accretion expense.

As at September 30, 2020, the carrying value of the convertible notes was $3,448 (2019 – $1,599) and had an unamortized discount of $23,619 (2019 - $27,321). During the year ended September 30, 2020, the Company recorded accretion expense of $3,702 (2019 - $1,296).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

6.    Convertible Notes (continued)

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

During the year ended September 30, 2020, the Company issued 1,498,168 shares of common stock upon the conversion of $68,000 of the convertible note.

On June 17, 2020, the Company paid the remaining principal of $10,000 and interest of $4,601 pursuant to a settlement agreement with the lender. Upon entering into the settlement agreement, the Company immediately recognized the remaining debt discount of $4,427.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $10,382 (2019 - $105). As at September 30, 2020, the carrying value of the convertible note was $nil (2019 - $75,105), net of an unamortized discount of $nil (2019 - $2,895).

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

On July 22, 2020, the Company received a preliminary statement of claim from the note holder for failure of the Company to deliver shares of common stock upon receipt of notices of conversion. Pursuant to the claim, the note holder requested receipt of all shares of common stock requested in the notices of conversion, and also damages in an amount to be determined at trial but in any event in excess of principal in the sum of $180,000, including without limitation the balance of any portion of the convertible note that ultimately is not converted into shares of common stock, along with default interest, liquidated damages, and damages as provided for in the convertible note. Upon default, the Company recognized the remaining debt discount of $46,904 as accretion expense.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

6.    Convertible Notes (continued)

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $77,500 and a default penalty of $85,864. As at September 30, 2020, the carrying value of the convertible note was $163,864 (2019 - $nil) and the fair value of the derivative liability was $485,863 (2019 - $nil).

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

On June 17, 2020, the Company entered into a settlement agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal balance of $63,000, and accrued interest owing on the note of $5,775 which was due on September 30, 2020. Upon entering into the settlement agreement, the Company immediately recognized the remaining debt discount of $1,657. On September 30, 2020, the Company failed to meet the repayment terms within the settlement agreement which resulted in a default penalty of $63,000 and the resumption of the convertibility feature at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. On September 30, 2020, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $112,822.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $3,000 and a default penalty of $63,000. As at September 30, 2020, the carrying value of the convertible note was $126,000 (2019 - $nil) and the fair value of the derivative liability was $112,822 (2019 - $nil).

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

On June 17, 2020, the Company entered into a settlement agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal of $53,000 and accrued interest of $5,300 owing on the note. Upon entering into the settlement agreement, the Company immediately recognized the remaining debt discount of $2,286. Effective September 30, 2020, the Company failed to meet the repayment terms of the settlement agreement and defaulted on the convertible note. On September 30, 2020, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $139,702.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $3,000 and a default penalty of $53,000. As at September 30, 2020, the carrying value of the convertible note was $106,000 (2019 - $nil) and the fair value of the derivative liability was $139,702 (2019 - $nil).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

6.    Convertible Notes (continued)

(f)On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid for financing costs, resulting in net proceeds to the Company of $75,000. The note is due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) 65% of the lowest trading price during the 20-trading day period prior to the issuance date; or (ii) 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $76,330. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,500, resulting in a loss on change in fair value of derivative liabilities of $1,830, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $16,447. As at September 30, 2020, the carrying value of the convertible note was $16,947 (2019 - $nil), net of an unamortized discount of $61,053 (2019 - $nil), and the fair value of the derivative liability was $110,604 (2019 - $nil).

(g)On January 15, 2020, the Company entered into a convertible note with an unrelated party for $61,000, of which $7,400 was paid directly to third parties for financing costs and an original issue discount of $3,000, resulting in proceeds to the Company of $50,600. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $67,846.

The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $50,100, resulting in a loss on change in fair value of derivative liabilities of $17,746, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $61,000.

On July 23, 2020, the Company entered into a settlement agreement with the note holder, wherein the Company and the lender agreed to settle a convertible note and accrued interest for a total of $63,440 on a non-convertible basis, of which $15,000 was payable on or before July 24, 2020 (paid), followed by 6 monthly instalment payments of $8,073. Upon entering into the settlement agreement, the Company immediately recognized the remaining debt discount of $56,566. Effective August 24, 2020, the Company failed to meet the repayment terms and defaulted on the settlement agreement.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $60,500. As at September 30, 2020, the carrying value of the convertible note was $46,000 (2019 -$ nil) and the fair value of the derivative liability was $69,320 (2019 - $nil).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

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

During the year ended September 30, 2020, the Company defaulted on the convertible note which resulted in a default penalty of $27,500 and the amendment of the conversion rate from 65% to 50% of the lowest trading price during the 20 consecutive trading days prior to conversion.  The Company recognized the remaining debt discount of $50,767 as accretion expense.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $54,500 and a default penalty of $27,500. As at September 30, 2020, the carrying value of the convertible note was $82,500 (2019 - $nil) and the fair value of the derivative liability was $146,272 (2019 - $nil).

(i)On January 21, 2020, the Company entered into a convertible note with an unrelated party for $66,150, of which $7,800 was paid directly to third parties for financing costs and an original issue discount of $3,150, resulting in proceeds to the Company of $55,200. The note is due on January 21, 2021, and bears interest on the unpaid principal balance at a rate of 8% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 60% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $71,278.

The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $54,700, resulting in a loss on change in fair value of derivative liabilities of $16,578, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $66,150.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $13,202. As at September 30, 2020, the carrying value of the convertible note was $13,702 (2019 - $nil), net of an unamortized discount of $52,448 (2019 - $nil), and the fair value of the derivative liability was $98,579 (2019 - $nil).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

6.Convertible Notes (continued)

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

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. As at September 30, 2020, the carrying value of the convertible note was $78,750 and the fair value of the derivative liability was $107,660 (2019 - $nil).

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

During the year ended September 30, 2020, the Company lender converted $24,175 of the convertible note for common stock issuable with a fair value of $180,000. Upon conversion, the Company immediately recognized the related remaining debt discount of $23,136 as accretion expense.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $7,854. As at September 30, 2020, the carrying value of the convertible note was $7,314 (2019 - $nil), net of an unamortized discount of $68,511 (2019 - $nil), and the fair value of the derivative liability was $110,135 (2019 - $nil).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

7.Derivative Liabilities

The embedded conversion option of certain of the Company’s convertible notes described in Note 6 contain a conversion feature that qualifies for embedded derivative classification.  The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on change in fair value of derivative liabilities. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

$

Balance, September 30, 2018 and 2019	–

Addition	1,020,071
Conversion of convertible notes	(301,087)
Change in fair value	661,973

Balance, September 30, 2020	1,380,957

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using a binomial model based on various assumptions. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the weighted-average assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at date of issuance	161.13%	1.19%	0%	0.87
As at September 30, 2020	295.81%	0.09%	0%	0.20

8.Related Party Transactions

(a)As at September 30, 2020, the Company owed $453,697 (Cdn$604,366) (2019 - $372,799 (Cdn$493,694)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2020, the Company incurred consulting fees of $93,000 (2019 - $90,423) to the President of the Company.

(b)As at September 30, 2020, the Company owed $nil (2019 - $47,367 (Cdn$62,730)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)As at September 30, 2020, the Company owed $55,177 (Cdn$73,500) (2019 - $55,500 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(d)As at September 30, 2020, the Company owed $nil (2019 - $25,825 (Cdn$34,200)) to a Company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(e)As at September 30, 2020, the Company owed $347,229 (Cdn$462,540) (2019 – $291,504 (Cdn$386,039)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2020, the Company incurred consulting fees of $93,000 (2019 - $90,423) to the company controlled by the Chief Financial Officer of WFS.

(f)During the year ended September 30, 2020, the Company incurred research and development fees of $nil (2019 - $3,956), license application fees of $nil (2019 - $3,758) and expenses related to the construction of the cannabis construction complex of $nil (2019 - $8,308) (Cdn$11,025) to the Chief Financial Officer of WFS.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

9.Common Stock

Year ended September 30, 2020

(a)On March 24, 2020, the Company issued 78,064 shares of common stock with a fair value of $21,077 pursuant to the conversion of $10,000 of a convertible note (Note 6(b)).

(b)On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note (Note 6(a)).

(c)On April 2, 2020, the Company issued 136,612 shares of common stock with a fair value of $20,492 pursuant to the conversion of $10,000 of a convertible note (Note 6(b)).

(d)On April 16, 2020, the Company issued 351,288 shares of common stock with a fair value of $38,642 pursuant to the conversion of $15,000 of a convertible note (Note 6(b)).

(e)On April 30, 2020, the Company issued 423,729 shares of common stock with a fair value of $47,881 pursuant to the conversion of $15,000 of a convertible note (Note 6(b)).

(f)On May 4, 2020, the Company issued 508,475 shares of common stock with a fair value of $33,915 pursuant to the conversion of $18,000 of a convertible note (Note 6(b)).

(g)On June 30, 2020, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $800 of a convertible note (Note 6(a)).

(h)On July 9, 2020, the Company issued 22,000 shares of common stock with a fair value of $10,780 for management consulting and strategic business advisory services.

(i)On July 31, 2020, the Company issued 4,525,000 shares of common stock pursuant to the conversions of an aggregate of $453 of a convertible note.

(j)On July 31, 2020, the Company issued 114,286 units at $0.35 per unit for proceeds of $40,000. Each unit consisted of one share of common stock and one common share purchase warrant exercisable at $0.55 per share until July 16, 2022.

(k)As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note.

Year ended September 30, 2019

(l)On December 6, 2018, the Company issued 2,000,000 shares of common stock upon the conversion of $200 of Series A convertible notes at $0.0001 per share (Note 6 (a)).

(m)On December 6, 2018, the Company issued 51,735 shares of common stock with a fair value of $121,554 for financing costs. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

(n)On February 1, 2019, the Company issued 1,000,000 shares of common stock upon the conversion of $100 of Series A convertible notes at $0.0001 per share (Note 6 (a)).

(o)On August 19, 2019, the Company issued 900,000 shares of common stock upon the conversion of $90 of Series A convertible notes at $0.0001 per share (Note 6 (a)).

(p)On September 17, 2019, the Company issued 75,000 shares of common stock with a fair value of $172,500 for consulting fees. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

10.Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2018 and 2019	–	–

Issued	114,286	0.55

Balance, September 30, 2020	114,286	0.55

The share purchase warrants have an expiry date of July 16, 2022.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

11.Commitments

(a)Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at September 30, 2020, the Company received advances of $56,303 (Cdn$75,000) (2019 - $56,634 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

(b)On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 5(a)). In addition, the third party is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

12.Income Taxes

The Company is subject to Canadian federal and provincial taxes at an approximate rate of 27% (2019 – 27%) and United States federal and state income taxes at an approximate rate of 21% (2019 – 21%). The reconciliation of the provision for income taxes at the federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2020 $	2019 $

Income tax recovery at statutory rate	(531,798)	(177,541)

Permanent differences and other	288,722	(5,970)
Change in enacted tax rate	–	(401,110)
Change in valuation allowance	243,076	584,621

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities are as follows:

	2020 $	2019 $

Net operating losses carried forward	1,691,669	1,567,688
Property and equipment	52,954	(66,141)
Valuation allowance	(1,744,623)	(1,501,547)

Net deferred income tax asset	–	–

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2020, and 2019

(Expressed in U.S. dollars)

12.Income Taxes (continued)

The Company has net operating losses carried forward of $6,509,481 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

	Canada $	USA $

2029	–	54,040
2030	–	101,259
2034	401,530	–
2035	740,776	1,003
2036	1,008,613	1,000
2037	1,229,859	–
2038	1,575,665	91,177
2039	272,632	493,609
2040	182,216	356,102

	5,411,291	1,098,190

13.Subsequent Events

(a)On October 13, 2020. The Company filed a certificate of amendment to its articles of incorporation, whereby it increased the authorized capital to 2,000,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.001.

(b)Subsequent to the year ended September 30, 2020, the Company issued a total of 144,315,380 shares of common stock pursuant to conversions of convertible notes of an aggregate of $645,629 of principal, $31,716 of accrued interest, and $32,500 in conversion fees and penalties.

(c)Subsequent to the year ended September 30, 2020, the Company closed a private placement for units of the company consisting of one common share and one share purchase unit at $0.005 per unit. The share purchase warrants have an exercise price of $0.05 exercisable for 24 months for the purchase of an additional share. The Company issued 5,400,000 units to various subscribers for proceeds of $27,000.

(d)Subsequent to year end the Company issued 90,000 shares for fair value of $1,215 for a consulting agreement entered into with an arms-length party.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

1.Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of September 30, 2020, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of September 30, 2020.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

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

Management of Pharmagreen Biotech Inc.

Name	Age	Position	Director Since
Peter Wojcik	49	President/Sole Director	February 2, 2018

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

May 2018 to September 30, 2020 (Current) Mr. Wojcik is President and Director of Pharmagreen Biotech, Inc.

Mr. Wojcik duties include include making major corporate decisions, managing the overall operations and resources of a company, acting as the main point of communication between the board of directors and corporate operations, and being the public face of the company.

Mr. Wojcik has held the offices/positions since February 2, 2018 to his respective office/positions, is expected to hold said office/position until the next annual meeting of the shareholders. The persons named above are the company’s only officers, directors, promoters and control persons.

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

Name	Age	Position	Director Since
Peter Wojcik	49	Chief Executive Officer / Director	December 19, 2013
Terry Kwan	73	Chief Financial Officer / Director	July 22, 2015
Fawzia Afreen	54	Chief Operations Officer

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

Terry Kwan B. Comm., CPA-CA, Chief Financial Officer / Director

Terry is a graduate from the University of British Columbia with a Bachelor of Commerce and is a chartered professional accountant with the Institute of Chartered Professional Accountants of B.C. He brings more than four decades of significant finance related experience in both the private and public sectors.

2005 -2015 Mr. Kwan worked for Global Securities Corp. and Global Securities Futures Corp., where he was CFO, a compliance officer and broker.

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

Name	Age	Position	Director Since
Peter Wojcik	49	Chief Executive Officer / Director	March 2, 2018

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the fiscal year September 30, 2020, and fiscal year September 30, 2019. The Board of Directors may adopt an incentive stock option plan for the executive officers that would result in additional compensation.

Summary Executive Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Salary and Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wojcik (1)(2) President, CEO, Secretary, Treasurer and Director	2020	93,000	-0-	-0-	-0-	-0-	-0-	93,000
	2019	90,423	-0-	-0-	-0-	-0-	-0-	90,423
Terry Kwan (1)(3) Principle Accounting Officer	2020	93,000	-0-	-0-	-0-	-0-	-0-	93,000
	2019	90,423	-0-	-0-	-0-	-0-	-0-	90,423
Fawzia Afreen (4) COO	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or unexercisable options, as of the year ended September 30, 2020.

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

Compensation of Directors

During the years ended September 30, 2020, and 2019, we did not compensate any person for serving as a director.

There have never been any grants of stock options to our officers or directors.

Name	Year	Fees earned or paid in cash 0($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Wojcik	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terry Kwan	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fawzia Afreen	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information at September 30, 2020, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to the Company), (ii) each of the Directors, (iii) each of the Executive Officers and (iv) all of the Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 30, 2020, the Company had 95,806,289 shares of Common Stock issued and outstanding.

Beneficial Name of Owner	No. of Shares After Offering	Percentage of Ownership as at September 30, 2020
Peter Wojcik(2)	35,077,500	36.614%
Terry Kwan(3)	5,000,000	5.219%
Fawzia Afreen(4)	2,000,000	2.088%
All Officers and Directors as a Group(5)	42,077,500	43.921%
Wlaydyslaw Wojcik(6)	10,730,000	11.199%

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

(2) Peter Wojcik has 31,077,500 shares in his name and his group includes, Jordan Wojcik, son of Peter Wojcik, residing at same residence who has 1,000,000 shares, Jessica Wojcik, daughter of Peter Wojcik, residing at same residence, who has 1,000,000 shares and Leonna Wojcik, wife of Peter Wojcik, residing at same residence, who has 2,000,000, who collectively hold 35,077,500 shares. The residence is located at 2987 Blackbear Court, Coquitlam, B.C., Canada, V3E 3A2.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

•As at September 30, 2020, the Company owed $453,697 (Cdn$604,366) (2019 - $372,799 (Cdn$493,694)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2020, the Company incurred consulting fees of $93,000 (2019 - $90,423) to the President of the Company.

•As at September 30, 2020, the Company owed $nil (2019 - $47,367 (Cdn$62,730)) to a company controlled by the President of the Company, which is non-interest bearing, unsecured, and due on demand.

•As at September 30, 2020, the Company owed $55,177 (Cdn$73,500) (2019 - $55,500 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

•As at September 30, 2020, the Company owed $nil (2019 - $25,825 (Cdn$34,200)) to a Company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

•As at September 30, 2020, the Company owed $347,229 (Cdn$462,540) (2019 – $291,504 (Cdn$386,039)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2020, the Company incurred consulting fees of $93,000 (2019 - $90,423) to the company controlled by the Chief Financial Officer of WFS.

•During the year ended September 30, 2020, the Company incurred research and development fees of $nil (2019 - $3,956), license application fees of $nil (2019 - $3,758) (Cdn$ 4,988) and expenses related to the construction of the cannabis construction complex of $nil (2019 - $8,308) (Cdn$11,025) to the Chief Financial Officer of WFS.

Common Stock

Year ended September 30, 2020

•On March 24, 2020, the Company issued 78,064 shares of common stock with a fair value of $21,077 pursuant to the conversion of $10,000 of a convertible note.

•On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note.

•On April 2, 2020, the Company issued 136,612 shares of common stock with a fair value of $20,492 pursuant to the conversion of $10,000 of a convertible note.

•On April 16, 2020, the Company issued 351,288 shares of common stock with a fair value of $38,642 pursuant to the conversion of $15,000 of a convertible note.

•On April 30, 2020, the Company issued 423,729 shares of common stock with a fair value of $47,881 pursuant to the conversion of $15,000 of a convertible note.

•On May 4, 2020, the Company issued 508,475 shares of common stock with a fair value of $33,915 pursuant to the conversion of $18,000 of a convertible note.

•On June 30, 2020, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $800 of a convertible note.

•On July 9, 2020, the Company issued 22,000 shares of common stock with a fair value of $10,780 for management consulting and strategic business advisory services.

•On July 31, 2020, the Company issued 4,525,000 shares of common stock pursuant to the conversions of an aggregate of $453 of a convertible note.

•On July 31, 2020, the Company issued 114,286 units at $0.35 per unit for proceeds of $40,000. Each unit consisted of one share of common stock and one common share purchase warrant exercisable at $0.55 per share until July 16, 2022.

•As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note.

Year ended September 30, 2019

•On December 6, 2018, the Company issued 2,000,000 shares of common stock upon the conversion of $200 of Series A convertible notes at $0.0001 per share.

•On December 6, 2018, the Company issued 51,735 shares of common stock with a fair value of $121,554 for financing costs. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

•On February 1, 2019, the Company issued 1,000,000 shares of common stock upon the conversion of $100 of Series A convertible notes at $0.0001 per share.

•On August 19, 2019, the Company issued 900,000 shares of common stock upon the conversion of $90 of Series A convertible notes at $0.0001 per share.

•On September 17, 2019, the Company issued 75,000 shares of common stock with a fair value of $172,500 for consulting fees. The fair value of common stock was determined based on the end of day trading price of the Company’s common stock on the date of issuance.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended September 30, 2020, we incurred $25,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2020, and reviews of our financial statements for the quarters ended December 30, 2019, March 31, 2020, and June 30, 2020.

During the fiscal year ended September 30, 2019 we incurred $20,450 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2019, and reviews of our financial statements for the quarters ended December 30, 2018, March 31, 2019, and June  30, 2019.

During the fiscal years ended September 30, 2020, and 2019, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

(3)	Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation and Bylaws dated November 26, 2007, as previously filed with the SEC on March 20, 2019.

3.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019.

3.3	Securities Exchange Agreement dated April 12, 2018, by and among Air Transport Group Holdings Inc. and WFS Pharmagreen Inc., as previously filed with the SEC on March 20, 2019.

3.4	Articles of Incorporation and Bylaws dated December 19, 2013 for WFS Pharmagreen Inc. as previously filed with the SEC on March 20, 2019.

3.5	Articles of Incorporation and Bylaws dated March 2, 2018 for BC1155097 as previously filed with the SEC on March 20, 2019.

3.6	Articles of Incorporation and Bylaws dated August 2, 2018 for BC1174505 as previously filed with the SEC on March 20, 2019.

(10)	Material Contracts

10.1	Option Agreement with Alliance Growers January 25, 2019 as previously filed with the SEC on March 20, 2019.

10.2	Equity Purchase Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019.

10.3	Registration Rights Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principle Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

(32)	Section 1350 Certifications

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principle Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

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

Dated:  January 8, 2021