Form 10-Q
period 2020-12-31
Pharmagreen Biotech Inc.
filed 2021-02-22
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

(  ) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 19, 2021, we had 314,261,669 shares of common stock issued and outstanding.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION2

Item 1. Financial Statements.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.22

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.22

Item 4.  Controls and Procedures.22

PART II—OTHER INFORMATION23

Item 1. Legal Proceedings.23

Item 1A. Risk Factors.23

Item 2. Unregistered Sales of Securities and Use of Proceeds.23

Item 3. Defaults Upon Senior Securities.23

Item 4. Mine Safety Disclosure.23

Item 5. Other Information.23

Item 6. Exhibits.24

SIGNATURES25

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

Three Months Ended December 31, 2020

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2020	September 30, 2020
	$	$
	(Unaudited)
Assets

Current assets

Cash	29,764	12,196
Amounts receivable	–	295
Prepaid expenses and deposits	253,924	253,754

Total assets	283,688	266,245

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	576,836	539,663
Advances from Alliance Growers Corp. (Note 11(a))	58,856	56,303
Due to related parties (Note 7)	580,279	508,874
Note payable (Note 4)	40,000	40,000
Convertible notes – current portion, net of unamortized discount of $12,294 and $182,012, respectively (Note 5)	189,341	641,077
Derivative liabilities (Note 6)	555,997	1,380,957

Total current liabilities	2,001,309	3,166,874

Loan payable (Note 4)	31,390	30,028
Convertible notes, net of unamortized discount of $22,826 and $23,619, respectively (Note 5)	4,241	3,448

Total liabilities	2,036,940	3,200,350

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 and nil shares issued and outstanding, respectively	10	–
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 245,611,669 and 95,806,289 shares issued and outstanding, respectively	245,612	95,806
Common stock issuable	–	180,000
Additional paid-in capital	5,637,863	3,967,261
Accumulated other comprehensive (loss) income	(5,776)	36,679
Deficit	(7,584,455)	(7,167,346)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,706,746)	(2,887,600)

Non-controlling interest	(46,506)	(46,505)

Total stockholders’ deficit	(1,753,252)	(2,934,105)

Total liabilities and stockholders’ deficit	283,688	266,245

Nature of business and continuance of operations (Note 1)
Commitments (Note 11)
Subsequent events (Note 12)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31, 2020 $	Three months ended December 31, 2019 $

Expenses

Consulting fees (Note 7)	50,140	70,816
Foreign exchange gain	(11,106)	(9,747)
General and administrative	24,412	25,805
Professional fees	33,508	25,630
Salaries and wages	4,670	4,612

Total expenses	101,624	117,116

Net loss before other income (expense)	(101,624)	(117,116)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(72,376)	(6,646)
Interest expense	(36,230)	–
Finance costs	–	(45,000)
Loss on change in fair value of derivative liabilities (Note 6)	(674,912)	(37,295)
Gain on settlement on convertible notes (Note 5)	468,032	–

Total other income (expense)	(315,486)	(88,941)

Net loss	(417,110)	(206,057)

Less: net loss attributable to non-controlling interest	1	36

Net loss attributable to Pharmagreen Biotech Inc.	(417,109)	(206,021)

Comprehensive loss

Foreign currency translation loss	(42,455)	(12,399)

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(459,564)	(218,420)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	–	–

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	157,102,642	75,646,835

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock issuable $	Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non -controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $	Number of shares	Amount $

Balance, September 30, 2019	–	–	75,646,835	75,647	–	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Foreign currency translation loss	–	–	–	–	–	–	(12,399)	–	–	(12,399)

Net loss for the period	–	–	–	–	–	–	–	(206,021)	(36)	(206,057)

Balance, December 31, 2019	–	–	75,646,835	75,647	–	3,772,781	35,425	(4,935,497)	(1,310)	(1,052,954)

Balance, September 30, 2020	–	–	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	–	–	5,400,000	5,400	–	21,600	–	–	–	27,000

Issuance of preferred shares for cash	10,000	10	–	–	–	–	–	–	–	10

Issuance of common stock pursuant to the conversion of convertible notes	–	–	144,315,380	144,316	(180,000)	1,647,737	–	–	–	1,612,053

Issuance of common stock for services	–	–	90,000	90	–	1,265	–	–	–	1,355

Foreign currency translation loss	–	–	–	–	–	–	(42,455)	–	–	(42,455)

Net loss for the period	–	–	–	–	–	–	–	(417,109)	(1)	(417,110)

Balance, December 31, 2020	10,000	10	245,611,669	245,612	–	5,637,863	(5,776)	(7,584,455)	(46,506)	(1,753,252)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31, 2020	Three months ended December 31, 2019
	$	$

OPERATING ACTIVITIES

Net loss	(417,110)	(206,057)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	72,376	6,646
Financing costs	–	45,000
Gain on settlement of convertible notes	(468,032)	–
Loss on change in fair value of derivative liabilities	674,912	37,295
Shares issued for services	1,355	–

Changes in non-cash operating assets and liabilities:
Accounts receivable and other receivables	498	9,630
Accounts payable and accrued liabilities	93,862	30,261
Due to related parties	37,759	5,303

Net cash used in operating activities	(4,380)	(71,922)

FINANCING ACTIVITIES

Proceeds from issuance of units for cash	27,000	–
Proceeds from issuance of convertible notes	–	134,750
Proceeds from issuance of preferred shares	10	–
Proceeds from loans from related parties	33,646	–
Repayment of loans from related parties	–	(61,644)
Financing costs	–	(5,000)

Net cash provided by financing activities	60,656	68,106

Effect of foreign exchange rate changes on cash	(38,708)	(23,188)

Change in cash	17,568	(27,004)

Cash, beginning of period	12,196	62,682

Cash, end of period	29,764	35,678

Non-cash investing and financing activities:

Issuance of promissory note as a financing fee	–	40,000
Common shares issued for settlement of convertible notes	1,612,053	–

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2020, the Company has not earned any revenues from operations, has a working capital deficit of $1,717,621, and has an accumulated deficit of $7,584,455. During the three months ended December 31, 2020, the Company incurred a net loss of $417,110 and used cash flows for operations of $4,380. In addition, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. As a result of the voluntary petition, various convertible note holders triggered default provisions on the Company’s outstanding convertible notes.  On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. Specifically, the Company attributes the pandemic to a delay in a planned financing which was to be used for the construction of the biotech complex, resulting in an impairment of the capitalized construction-in-progress at September 30, 2020. The extent to which the COVID-19 pandemic further impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

2.Significant Accounting Policies (continued)

(b)Basis of Presentation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc. (“WFS”), and its 89.7% owned subsidiary 1155097 BC Ltd. (“115BC”), companies incorporated in British Columbia, Canada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

(c)Use of Estimates and Judgments

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of property and equipment, the equity component of convertible notes, fair value of derivative liabilities, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period and in the factors regarding the impairment of the property and equipment. The Company tests property and equipment for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

(d)Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2020 $	September 30, 2020 $

Accounts payable (Note 7)	495,229	455,310
Accrued interest payable (Notes 4 and 5)	81,607	84,353

	576,836	539,663

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

4.Note and Loan Payable

(a)On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 11(b)). The promissory note is unsecured, due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. As at December 31, 2020, the Company has recorded accrued interest payable of $4,426 (September 30, 2020 - $3,421) and the promissory note is in default.

(b)On April 22, 2020, the Company received a loan for $28,260 (Cdn$40,000) from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at December 31, 2020, the balance owing is $31,390 (2019 – $30,028).These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

5.Convertible Notes

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

As at December 31, 2020, the carrying value of the convertible notes was $4,241 (September 30, 2020 – $3,448) and had an unamortized discount of $22,826 (September 30, 2020 - $23,619). During the three months ended December 31, 2020, the Company recorded accretion expense of $793 (2019 - $369).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

5.    Convertible Notes (continued)

(b)On October 1, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,255 was paid directly to third parties for financing costs, resulting in net proceeds to the Company of $74,745. The note is due on October 1, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period prior to the issuance date; or (ii) 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $70,744. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,245 and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

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

During the three months ended December 31, 2020, the Company issued 48,381,000 shares of common stock upon the conversion of $100,056 of the convertible note and $5,000 of conversion fees. As at December 31, 2020, the carrying value of the convertible note was $63,808 (September 30, 2020 - $163,864) and the fair value of the derivative liability was $304,891 (September 30, 2020 - $485,863).

(c)On October 17, 2019, the Company entered into a convertible note with an unrelated party for $63,000, of which $3,000 was paid directly to third parties for financing costs, resulting in net cash proceeds to the Company of $60,000. The note is due on October 17, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

5.    Convertible Notes (continued)

During the three months ended December 31, 2020, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest. As at December 31, 2020, the carrying value of the convertible note was $nil (September 30, 2020 - $126,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $112,822).

(d)On January 2, 2020, the Company entered into a convertible note with an unrelated party for $53,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $50,000. The note is due on January 2, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date.

On June 17, 2020, the Company entered into a settlement agreement with the lender, whereby the Company and the lender agreed on repayment terms for the remaining principal of $53,000 and accrued interest owing on the note. Upon entering into the settlement agreement, the Company immediately recognized the remaining debt discount of $2,286. Effective September 30, 2020, the Company failed to meet the repayment terms of the settlement agreement and defaulted on the convertible note. On September 30, 2020, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $139,702.

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $3,000 and a default penalty of $53,000.

During the three months ended December 31, 2020, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest. As at December 31, 2020, the carrying value of the convertible note was $nil (September 30, 2020 - $106,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $139,702).

(e)On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid for financing costs, resulting in net proceeds to the Company of $75,000. The note is due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) 65% of the lowest trading price during the 20-trading day period prior to the issuance date; or (ii) 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $76,330. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,500, resulting in a loss on change in fair value of derivative liabilities of $1,830, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $16,447.

During the three months ended December 31, 2020, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. As at December 31, 2020, the carrying value of the convertible note was $46,783 (September 30, 2020 - $16,947), net of an unamortized discount of $12,294 (September 30, 2020 - $61,053), and the fair value of the derivative liability was $113,106 (September 30, 2020 - $110,604).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

5.    Convertible Notes (continued)

(f)On January 15, 2020, the Company entered into a convertible note with an unrelated party for $61,000, of which $7,400 was paid directly to third parties for financing costs and an original issue discount of $3,000, resulting in proceeds to the Company of $50,600. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $67,846.

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

During the three months ended December 31, 2020, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees. As at December 31, 2020, the carrying value of the convertible note was $nil (September 30, 2020 - $46,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $69,320).

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

5.Convertible Notes (continued)

During the three months ended December 31, 2020, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees. As at December 31, 2020, the carrying value of the convertible note was $nil (September 30, 2020 - $82,500) and the fair value of the derivative liability was $nil (September 30, 2020 - $146,272).

(h)On January 21, 2020, the Company entered into a convertible note with an unrelated party for $66,150, of which $7,800 was paid directly to third parties for financing costs and an original issue discount of $3,150, resulting in proceeds to the Company of $55,200. The note is due on January 21, 2021, and bears interest on the unpaid principal balance at a rate of 8% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal 60% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $71,278.

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

During the three months ended December 31, 2020, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note and $3,907 of accrued interest. As at December 31, 2020, the carrying value of the convertible note was $nil (September 30, 2020 - $13,702), net of an unamortized discount of $nil (September 30, 2020 - $52,448), and the fair value of the derivative liability was $nil (September 30, 2020 - $98,579).

(i)On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $9,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $69,000. The note is due on January 22, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $75,179. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $68,500, resulting in a loss on change in fair value of derivative liabilities of $6,679, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,750.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. As at December 31, 2020, the carrying value of the convertible note was $78,750 (September 30, 2020 - $78,750) and the fair value of the derivative liability was $138,000 (September 30, 2020 - $107,660).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

5.Convertible Notes (continued)

(j)On February 4, 2020, the Company entered into a convertible note with an unrelated party for $100,000, of which $16,970 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $83,030. The note is due on February 4, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period ending on the latest complete trading day prior to the issuance date; or (ii) 60% of the average of the two lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $125,640. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $82,530, resulting in a loss on change in fair value of derivative liabilities of $43,110, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $100,000.

During the year ended September 30, 2020, the noteholder converted $24,175 of the convertible note for 2,000,000 common shares with a fair value of $180,000 and was issued on October 20, 2020. Upon the notice of conversion, the Company immediately recognized the related remaining debt discount of $23,136 as accretion expense.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $7,854.

During the three months ended December 31, 2020, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees. As at December 31, 2020, the carrying value of the convertible note was $nil (September 30, 2020 - $7,314), net of an unamortized discount of $nil (September 30, 2020 - $68,511), and the fair value of the derivative liability was $nil (September 30, 2020 - $110,135).

6.Derivative Liabilities

The embedded conversion option of certain of the Company’s convertible notes described in Note 5 contain a conversion feature that qualifies for embedded derivative classification.  The fair value of these liabilities are re-measured at the end of every reporting period and the change in fair value is reported in the consolidated statement of operations as a gain or loss on change in fair value of derivative liabilities. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

$

Balance, September 30, 2020	1,380,957

Conversion of convertible notes	(1,499,873)
Change in fair value	674,912

Balance, December 31, 2020	555,997

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at December 31, 2020	367%	0.09%	0%	0.25

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

7.Related Party Transactions

(a)As at December 31, 2020, the Company owed $522,600 (Cdn$665,951) (September 30, 2020 - $453,697 (Cdn$604,366)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2020, the Company incurred consulting fees of $23,018 (2019 - $26,520) to the President of the Company.

(b)As at December 31, 2020, the Company owed $57,679 (Cdn$73,500) (September 30, 2020 - $55,177 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)As at December 31, 2020, the Company owed $377,750 (Cdn$481,367) (September 30, 2020 – $347,229 (Cdn$462,540)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2020, the Company incurred consulting fees of $23,018 (2019 - $26,520) to the company controlled by the Chief Financial Officer of WFS.

(d)On October 14, 2020, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to a Director of the Company for cash proceeds of $10.

8.Common Stock

Three months ended December 31, 2020

(a)During the three months ended December 31, 2020, the Company issued 5,400,000 units at $0.005 per unit for proceeds of $27,000. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 2 years from the date of issuance.

(b)During the three months ended December 31, 2020, the Company issued 48,381,000 shares of common stock upon the conversion of $100,056 of the convertible note and $5,000 of conversion fees (refer to Note 5(b)).

(c)During the three months ended December 31, 2020, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest (refer to Note 5(c)).

(d)During the three months ended December 31, 2020, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest (refer to Note 5(d)).

(e)During the three months ended December 31, 2020, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees (refer to Note 5(e)).

(f)During the three months ended December 31, 2020, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees (refer to Note 5(f)).

(g)During the three months ended December 31, 2020, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees (refer to Note 5(g)).

(h)During the three months ended December 31, 2020, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest (refer to Note 5(h)).

(i)During the three months ended December 31, 2020, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees (refer to Note 5(j)).

(j)On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $401 for management consulting and strategic business advisory services.

(k)On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $733 for management consulting and strategic business advisory services.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

8.Common Stock (continued)

(l)On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $221 for management consulting and strategic business advisory services.

(m)As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note (refer to  Note 5(j)). The common shares were issued on October 20, 2020.

9.Preferred Stock

On October 13, 2020. The Company filed a certificate of amendment to its articles of incorporation, whereby it increased the authorized capital to 2,000,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.001. On October 14, 2020, the Company designated 10,000 preferred shares as Series A Super Voting Preferred Stock.

The Series A Super Voting Preferred Stock has the following rights and restrictions:

Dividends - Initially, there will be no dividends due or payable on the Series A Super Voting Preferred Stock. Any future terms with respect to dividends shall be determined by the Board consistent with the Corporation’s Certificate of Incorporation. Any and all such future terms concerning dividends shall be reflected in an amendment to this Certificate, which the Board shall promptly file or cause to be filed.

Liquidation and Redemption Rights - Upon the occurrence of a Liquidation Event, the holders of Series A Super Voting Preferred Stock are entitled to receive net assets on a pro-rata basis. Each holder of Series A Super Voting Preferred Stock is entitled to receive ratably any dividends declared by the Board, if any, out of funds legally available for the payment of dividends.

Rank - All shares of the Series A Super Voting Preferred Stock shall rank (i) senior to the Corporation’s (A) Common Stock, par value $0.001 per share ( “Common Stock” ), and any other class or series of capital stock of the Corporation hereafter created, except as otherwise provided in clauses (ii) and (iii) of this Section 4, (ii) pari passu with any class or series of capital stock of the Corporation hereafter created and specifically ranking, by its terms, on par with the Series A Super Voting Preferred-Stock and (iii) junior to any class or series of capital stock of the Corporation hereafter created specifically ranking, by its terms, senior to the Series A Preferred Stock, in each case as to distribution of assets upon liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary.

Voting Rights - If at least one share of Series A Super Voting Preferred Stock is issued and outstanding, then the total aggregate issued shares of Series A Super Voting Preferred Stock at any given time, regardless of their number, shall have voting rights equal to 20 times the sum of: i) the total number of shares of Common stock which are issued and outstanding at the time of voting, plus ii) the total number of shares of all Series of Preferred stocks which are issued and outstanding at the time of voting.

Each individual share of Series A Super Voting Preferred Stock shall have the voting rights equal to:

•[twenty times the sum of: {all shares of Common stock issued and outstanding at the time of voting + all shares of Series A, Series A and any newly designated Preferred stock issued and outstanding at the time of voting}] Divided by:

•[the number of shares of Series A Super Voting Preferred Stock issued and outstanding at the time of voting]

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or By-laws.

Protective Provisions - So long as any shares of Series A Super Voting Preferred Stock are outstanding, the Corporation shall not, without first obtaining the unanimous written consent of the holders of Series A Super Voting Preferred Stock, alter or change the rights, preferences or privileges of the Series A Super Voting Preferred so as to affect adversely the holders of Series A Super Voting Preferred Stock.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

9.Preferred Stock (continued)

On October 14, 2020, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to a Director of the Company for cash proceeds of $10. In connection with the issuance of the Series A Super Voting Preferred Stock, the Company evaluated whether the preferred stock should be classified as a liability based on the guidance under ASC 480, Distinguishing Liabilities from Equity. The Series A Super Voting Preferred Stock are not considered mandatorily redeemable, are not settleable in a variable number of shares, and do not contain any features embedded that required a separate assessment. As a result, the Company determined the Series A Super Voting Preferred Stock were not a liability and classified the preferred stock within equity in the amount of the aggregate par value of the issued shares of preferred stock, with any excess attributed to additional paid-in capital.

10.Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2020	114,286	0.55

Issued	5,400,000	0.05

Balance, December 31, 2020	5,514,286	0.06

As at December 31, 2020, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

114,286	$0.55	July 22, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022

11.Commitments

(a)Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at December 31, 2020, the Company received advances of $58,856 (Cdn$75,000) (September 30, 2020 - $56,303 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

(b)On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (refer to Note 4(a)). In addition, the third party is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

(c)On December 13, 2020, the Company entered into a consulting agreement with a six month term.  Pursuant to the agreement, the Company will 75,000 common shares per month in exchange for consulting services.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2020

(Expressed in U.S. dollars)

(unaudited)

12.Subsequent Events

a)On January 11, 2021, the Company issued 12,000,000 shares of common stock upon the conversion of $27,800 of the convertible note and $1,000 of fees (refer to Note 5(b)).

b)On January 11, 2021, the Company issued 2,300,000 units at $0.005 per unit for proceeds of $11,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 2 years from the date of issuance.

c)On January 21, 2021, the Company issued 12,900,000 shares of common stock upon the conversion of $31,895 of the convertible note and $1,000 of fees (refer to Note 5(b)).

d)On January 27, 2021, the Company issued 13,600,000 shares of common stock upon the conversion of $35,720 of the convertible note and $1,000 of fees (refer to Note 5(b)).

e)On January 30, 2021, the Company issued 13,500,000 units at $0.005 per unit for proceeds of $67,500. Each unit consisted of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 2 years from the date of issuance.

f)On February 1, 2021, the Company issued 150,000 shares of common stock for services pursuant to the agreement described in Note 11(c).

g)On February 5, 2021, the Company issued 14,200,000 shares of common stock upon the conversion of $62,900 of the convertible note and $1,000 of fees (refer to Note 5(b)).

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

Its immediate focus will be on producing tissue cultured high CBD hemp starter plantlets.  In the early part of 2018, the Company’s wholly owned Canadian subsidiary, WFS Pharmagreen Inc., applied to Health Canada for a license to produce and sell tissue culture plantlets and cannabis oil.  On February 7, 2019, the Company’s wholly owned Canadian subsidiary, WFS Pharmagreen Inc., received notification from Health Canada that its cannabis licensing application under the Cannabis Act and the Cannabis Regulations to obtain a license at the proposed site in Deroche, British Columbia, Canada has advanced from the first stage, “Intake and Screening” to the second stage, “Detailed Review and Initiation of Security Clearance Process,” of a three stage approval process. On May 10, 2019, the Company received confirmation from Health Canada that the second stage review was completed and that the Company can proceed to the third and final stage, construction of the biotech complex for final inspection and licensing.

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

The Company has decided that immediate business development in the hemp industry provides a much greater opportunity in the United States.  The project at Deroche has been placed on hold while the Company moves forward to build out a similar infrastructure planned for Deroche within the United States.

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. Specifically, the Company attributes the pandemic to a delay in a planned financing which was to be used for the construction of the biotech complex, resulting in an impairment of the capitalized construction-in-progress at September 30, 2020. The extent to which the COVID-19 pandemic further impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion for our year ended September 30, 2020, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at December 31, 2020, the Company has not generated any revenues, incurred a net loss attributable to our shareholders of $417,109, has a working capital deficit of $1,717,621 and an accumulated deficit of $7,584,456.

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

As of December 31, 2020, we had $29,764 in cash and prepaid expenses and deposits of $253,924, as compared to $12,196 in cash, amounts receivable of $295 and prepaid expenses and deposits of $253,754 as of September 30, 2020. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended December 31, 2020

We had $nil in revenue for the three months ended December 31, 2020 and 2019.

Total expenses in the three months ended December 31, 2020 were $101,624 as compared to total expenses for the three months ended December 31, 2019 of $117,116. The net increase in expenses during the current period is mainly due to a decrease in consulting fees from $70,816 in 2019 to $50,140 in 2020.  This was offset by an increase in professional fees from $25,630 in 2019 to $33,508 in 2020, which were higher due to indirect costs associated with the issuance of convertible notes during the period.

In addition to operating expenses, the Company incurred other expense of $315,486 during the three months ended December 31, 2020 compared to $88,941 during the three months ended December 31, 2019.  The increase in other expense is due to an increase in the change in fair value of derivative liabilities and the gain on settlement of convertible notes due to the increase in the number of common shares issued during the current period to settle the Company’s outstanding debt obligations.

We incurred a comprehensive loss of $459,564 during the three months ended December 31, 2020, compared to a comprehensive loss of $218,420 during the three months ended December 31, 2019.  The increase in comprehensive income was mainly attributable to a loss on change in fair value of derivative liability of $674,912 and an increase interest expenses related to the Company’s convertible notes.

During the three months ended December 31, 2020, and 2019, we incurred a net loss of $0.00 and $0.00 per share, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of December 31, 2020 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 29, 2020 a second note holder filed a statement of claim.  This lender, as of December 24, 2020, has completely converted the full amount of the note of $100,000, interest of $8,689.80 and penalty and fees aggregating $19,500.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

The commencement of the Chapter 11 Cases discussed above constituted an event of default under certain of the Company’s debt instruments, including various convertible notes, which resulted in automatic acceleration of the Company’s obligations under such debt instruments. Any efforts to enforce payment obligations under the aforementioned debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

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

Dated February 22, 2021