Form 10-Q/A
period 2020-12-31
Pharmagreen Biotech Inc.
filed 2021-02-23
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q/A

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

Explanatory Note: The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, filed with the Securities and Exchange Commission on February 22, 2021 (the “Form 10-Q”), is to include financial statements in XBRL format.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update the disclosures made in the original Form 10-Q except as noted above.

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

31.1 (1)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*

31.2 (1)	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934**

32.1 (1)	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (1)	Certification of Principal Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS (2)	XBRL Instance File

101.SCH (2)	XBRL Taxonomy Schema Linkbase Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)These exhibits were previously filed in the registrant’s Form 10-Q for the quarterly period ended December 31, 2020, filed with the Securities and Exchange Commission on December 31, 2020.

(2)Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pharmagreen Biotech Inc.

By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

Dated February 23, 2021