Form 10-Q
period 2021-03-31
Pharmagreen Biotech Inc.
filed 2021-05-24
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

(  ) Yes (  ) No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 20, 2021, we had 355,129,269 shares of common stock issued and outstanding.

TABLE of CONTENTS

PART I—FINANCIAL INFORMATION2

Item 1. Financial Statements.2

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.22

Item 4.  Controls and Procedures.22

PART II—OTHER INFORMATION23

Item 1. Legal Proceedings.23

Item 1A. Risk Factors.23

Item 2. Unregistered Sales of Securities and Use of Proceeds.23

Item 3. Defaults Upon Senior Securities.24

Item 4. Mine Safety Disclosure.24

Item 5. Other Information.24

Item 6. Exhibits.25

SIGNATURES26

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Six Months Ended March 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

2

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2021	September 30, 2020
	$	$
	(Unaudited)
Assets

Current assets

Cash	13,515	12,196
Amounts receivable	261	295
Prepaid expenses and deposits	–	253,754

Total assets	13,776	266,245

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	578,497	539,663
Advances from Alliance Growers Corp. (Note 11(a))	59,641	56,303
Due to related parties (Note 7)	578,752	508,874
Note payable (Note 4)	40,000	40,000
Convertible notes – current portion, net of unamortized discount of $Nil and $182,012, respectively (Note 5)	190,834	641,077
Derivative liabilities (Note 6)	399,719	1,380,957

Total current liabilities	1,847,443	3,166,874

Loan payable (Note 4)	31,809	30,028
Convertible notes, net of unamortized discount of $21,875 and $23,619, respectively (Note 5)	5,192	3,448

Total liabilities	1,884,444	3,200,350

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 and nil shares issued and outstanding, respectively	10	–
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 348,168,019 and 95,806,289 shares issued and outstanding, respectively	348,168	95,806
Common stock issuable	6,113	180,000
Additional paid-in capital	8,565,956	3,967,261
Accumulated other comprehensive income (loss)	(18,520)	36,679
Deficit	(10,725,845)	(7,167,346)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,824,118)	(2,887,600)

Non-controlling interest	(46,550)	(46,505)

Total stockholders’ deficit	(1,870,668)	(2,934,105)

Total liabilities and stockholders’ deficit	13,776	266,245

Nature of business and continuance of operations (Note 1)
Commitments (Note 11)
Subsequent events (Note 12)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended March 31, 2021 $	Three months ended March 31, 2020 $	Six months ended March 31, 2021 $	Six months ended March 31, 2020 $

Expenses

Consulting fees (Note 7)	56,053	53,075	106,193	123,891
Foreign exchange loss (gain)	(2,801)	31,596	(13,907)	21,849
General and administrative	19,248	37,179	43,660	62,984
Professional fees	59,451	24,217	92,959	49,847
Salaries and wages	4,998	4,535	9,668	9,147

Total expenses	136,949	150,602	238,573	267,718

Net loss before other income (expense)	(136,949)	(150,602)	(238,573)	(267,718)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(13,246)	(16,366)	(85,622)	(23,012)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	(2,509,926)	(122,703)	(3,184,838)	(159,998)
Gain (loss) on settlement on convertible notes (Note 5)	145,494	(6,513)	613,526	(6,513)
Interest and finance costs (Note 5)	(626,807)	–	(663,037)	(45,000)
Write-off of accounts payable	–	292,557	–	292,557

Total other income (expense)	(3,004,485)	146,975	(3,319,971)	58,034

Net loss	(3,141,434)	(3,627)	(3,558,544)	(209,684)

Less: net loss attributable to non-controlling interest	44	117	45	153

Net loss attributable to Pharmagreen Biotech Inc.	(3,141,390)	(3,510)	(3,558,499)	(209,531)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(12,744)	31,525	(55,199)	19,126

Comprehensive income (loss) attributable to Pharmagreen Biotech Inc.	(3,154,134)	28,015	(3,613,698)	(190,405)

Basic and diluted income (loss) per share attributable to Pharmagreen Biotech Inc. stockholders	(0.01)	–	(0.02)	–

Weighted average number of shares outstanding used in the calculation of net income (loss) per share attributable to Pharmagreen Biotech Inc.	307,043,543	75,652,840	231,249,242	75,649,821

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock issuable $	Additional paid-in capital $	Accumulated other comprehensive income (loss) $	Deficit $	Non -controlling interest $	Total stockholders’ deficit $
	Number of shares	Amount $	Number of shares	Amount $

Balance, September 30, 2019	–	–	75,646,835	75,647	–	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Foreign currency translation loss	–	–	–	–	–	–	(12,399)	–	–	(12,399)

Net loss for the period	–	–	–	–	–	–	–	(206,021)	(36)	(206,057)

Balance, December 31, 2019	–	–	75,646,835	75,647	–	3,772,781	35,425	(4,935,497)	(1,310)	(1,052,954)

Issuance of common stock pursuant to the conversion of convertible notes	–	–	78,064	78	–	20,999	–	–	–	21,077

Foreign currency translation gain	–	–	–	–	–	–	31,525	–	–	31,525

Net loss for the period	–	–	–	–	–	–	–	(3,510)	(117)	(3,627)

Balance, March 31, 2020	–	–	75,724,899	75,725	–	3,793,780	66,950	(4,939,007)	(1,427)	(1,003,979)

Balance, September 30, 2020	–	–	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	–	–	5,400,000	5,400	–	21,600	–	–	–	27,000

Issuance of preferred shares for cash	10,000	10	–	–	–	–	–	–	–	10

Issuance of common stock pursuant to the conversion of convertible notes	–	–	144,315,380	144,316	(180,000)	1,647,737	–	–	–	1,612,053

Issuance of common stock for services	–	–	90,000	90	–	1,265	–	–	–	1,355

Foreign currency translation loss	–	–	–	–	–	–	(42,455)	–	–	(42,455)

Net loss for the period	–	–	–	–	–	–	–	(417,109)	(1)	(417,110)

Balance, December 31, 2020	10,000	10	245,611,669	245,612	–	5,637,863	(5,776)	(7,584,455)	(46,506)	(1,753,252)

Issuance of units for cash	–	–	17,411,250	17,411	6,113	72,701	–	–	–	96,225

Issuance of common stock pursuant to the conversion of convertible notes	–	–	84,845,100	84,845	–	2,848,372	–	–	–	2,933,217

Issuance of common stock for services	–	–	300,000	300	–	7,020	–	–	–	7,320

Foreign currency translation loss	–	–	–	–	–	–	(12,744)	–	–	(12,744)

Net loss for the period	–	–	–	–	–	–	–	(3,141,390)	(44)	(3,141,434)

Balance, March 31, 2021	10,000	10	348,168,019	348,168	6,113	8,565,956	(18,520)	(10,725,845)	(46,550)	(1,870,668)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six months ended March 31, 2021	Six months ended March 31, 2020
	$	$

OPERATING ACTIVITIES

Net loss	(3,558,544)	(209,684)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	85,622	23,012
Financing fees and default penalties	663,037	45,000
Loss on change in fair value of derivative liabilities	3,184,838	159,998
Loss (gain) on settlement of convertible notes	(613,526)	6,513
Shares issued for services	8,675	–
Write-off of accounts payable	–	(292,557)

Changes in operating assets and liabilities:
Amounts receivable	34	9,740
Prepaid expenses and deposits	3,754	(239,215)
Accounts payable and accrued liabilities	84,334	27,340
Due to related parties	36,232	(4,352)

Net cash used in operating activities	(105,544)	(474,205)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	–	570,080
Proceeds from units issued and issuable for cash	123,225	–
Proceeds from issuance of preferred shares	10	–
Repayment of loans from related parties	–	(120,276)
Proceeds from related party loans	33,646	–
Financing costs	–	(5,000)

Net cash provided by financing activities	156,881	444,804

Effect of foreign exchange rate changes on cash	(50,018)	3,824

Change in cash	1,319	(25,577)

Cash, beginning of period	12,196	62,682

Cash, end of period	13,515	37,105

Non-cash investing and financing activities:

Original issue discount on convertible notes	–	532,594
Common shares issued for settlement of convertible notes	4,545,270	21,077
Issuance of promissory note as a financing fee	–	40,000

Supplemental disclosures:

Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2021, the Company has not earned any revenues from operations, has a working capital deficit of $1,833,667, and has an accumulated deficit of $10,725,845. During the six months ended March 31, 2021, the Company incurred a net loss of $3,558,544 and used cash flows for operations of $105,544. In addition, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. As a result of the voluntary petition, various convertible note holders triggered default provisions on the Company’s outstanding convertible notes.  On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection. Furthermore, the Company has defaulted on other convertible notes.  These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

The outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020, has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. Specifically, the Company attributes the pandemic to a delay in a planned financing which was to be used for the construction of the biotech complex, resulting in an impairment of the capitalized construction-in-progress at September 30, 2020. The extent to which the COVID-19 pandemic further impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources, and financial results.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

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

(b)Basis of Presentation

The accompanying condensed interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc. (“WFS”), and its 89.7% owned subsidiary 1155097 B.C. Ltd. (“115BC”), companies incorporated in British Columbia, Canada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

3.Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2021 $	September 30, 2020 $

Accounts payable (Note 7)	515,364	455,310
Accrued interest payable (Notes 4 and 5)	63,133	84,353

	578,497	539,663

4.Note and Loan Payable

(a)On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 11(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At March 31, 2021, the Company has recorded accrued interest payable of $5,410 (September 30, 2020 - $3,421) and the promissory note is in default.  On March 10, 2021, this noteholder filed a Notice of Motion for summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021 plus costs.

(b)On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at March 31, 2021, the balance owing is $31,809 (Cdn$40,000) (September 30, 2020 – $30,028 (Cdn$40,000)). These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

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

As at March 31, 2021, the carrying value of the convertible notes was $5,192 (September 30, 2020 – $3,448) and had an unamortized discount of $21,875 (September 30, 2020 - $23,619). During the six months ended March 31, 2021, the Company recorded accretion expense of $1,744 (2020 - $812).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

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

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $77,500 and a default penalty of $85,864. During the six months ended March 31, 2021, the Company recorded an additional $253,856 of default penalties. During the six months ended March 31, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees.

On March 12, 2021, the Company entered into a settlement agreement with the noteholder.  Pursuant to the agreement, the Company was required to honour various conversion notices and the noteholder agreed to waive all principal, interest and penalties incurred.

As at March 12, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $163,864) and the fair value of the derivative liability was $nil (September 30, 2020 - $485,863).

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

5.    Convertible Notes (continued)

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

During the six months ended March 31, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note. As at March 31, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $126,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $112,822).

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

During the six months ended March 31, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note. As at March 31, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $106,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $139,702).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

5.    Convertible Notes (continued)

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

During the six months ended March 31, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. On January 14, 2021, the Company failed to repay the note upon maturity and recorded additional default principal of $53,007. As at March 31, 2021, the carrying value of the convertible note was $112,084 (September 30, 2020 - $16,947), net of an unamortized discount of $nil (September 30, 2020 - $61,053), and the fair value of the derivative liability was $240,208 (September 30, 2020 - $110,604).

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

During the six months ended March 31, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees. As at March 31, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $46,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $69,320).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

5.Convertible Notes (continued)

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

During the six months ended March 31, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees. As at March 31, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $82,500) and the fair value of the derivative liability was $nil (September 30, 2020 - $146,272).

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

5.Convertible Notes (continued)

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $13,202.

During the six months ended March 31, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note and $3,907 of accrued interest. As at March 31, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $13,702), net of an unamortized discount of $nil (September 30, 2020 - $52,448), and the fair value of the derivative liability was $nil (September 30, 2020 - $98,579).

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

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity. As at March 31, 2021, the carrying value of the convertible note was $78,750 (September 30, 2020 - $78,750) and the fair value of the derivative liability was $159,511 (September 30, 2020 - $107,660).

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

5.Convertible Notes (continued)

During the six months ended March 31, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees. As at March 31, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $7,314), net of an unamortized discount of $nil (September 30, 2020 - $68,511), and the fair value of the derivative liability was $nil (September 30, 2020 - $110,135).

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

$

Balance, September 30, 2020	1,380,957

Conversion of convertible notes	(4,166,076)
Change in fair value	3,184,838

Balance, March 31, 2021	399,719

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at March 31, 2021	282%	0.03%	0%	0.25

7.Related Party Transactions

(a)As at March 31, 2021, the Company owed $520,304 (Cdn$654,295) (September 30, 2020 - $453,697 (Cdn$604,366)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2021, the Company incurred consulting fees of $47,384 (2020 - $48,841) to the President of the Company.

(b)As at March 31, 2021, the Company owed $58,448 (Cdn$73,500) (September 30, 2020 - $55,177 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)As at March 31, 2021, the Company owed $27,196 (Cdn$34,200) (September 30, 2020 – $25,674 (Cdn$34,000)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(d)As at March 31, 2021, the Company owed $404,066 (Cdn$347,229) (September 30, 2020 – $347,229 (Cdn$462,540)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2021, the Company incurred consulting fees of $47,384 (2020 - $48,841) to the company controlled by the Chief Financial Officer of WFS.

(e)On October 14, 2020, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to a director of the Company for proceeds of $10.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

8.Common Stock

Six months ended March 31, 2021

(a)In December 2020, the Company issued 5,400,000 units at $0.005 per unit for proceeds of $27,000 in a private placement.  Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(b)Between January 11 to February 16, 2021, the Company issued 16,800,000 units at $0.005 per unit for proceeds of $84,000 in a private placement.  Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(c)On March 1, 2021, the Company issued 611,250 units at $0.01 per unit for proceeds of $6,112 in a private placement.  Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.  As at March 31, 2021, the Company received an additional $6,113 for the issuance of 611,250 units which have not been issued.  Refer to Note 12(a).

(d)During the six months ended March 31, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees (Note 5(b)).

(e)During the six months ended March 31, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest (Note 5(c)).

(f)During the six months ended March 31, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest (Note 5(d)).

(g)During the six months ended March 31, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees (Note 5(e)).

(h)During the six months ended March 31, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees (Note 5(f)).

(i)During the six months ended March 31, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees (Note 5(g)).

(j)During the six months ended March 31, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest (Note 5(h)).

(k)During the six months ended March 31, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees (Note 5(j)).

(l)On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $401 for management consulting and strategic business advisory services.

(m)On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $733 for management consulting and strategic business advisory services.

(n)On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $221 for management consulting and strategic business advisory services.

(o)On February 2, 2021, the Company issued 150,000 shares of common stock with a fair value of $2,700 for management consulting and strategic business advisory services.

(p)On March 29, 2021, the Company issued 150,000 shares of common stock with a fair value of $4,620 for management consulting and strategic business advisory services.

(q)As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note (see Note 5(j)). The common shares were issued on October 20, 2020.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

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

On October 14, 2020, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to a Director of the Company for proceeds of $10. In connection with the issuance of the Series A Super Voting Preferred Stock, the Company evaluated whether the preferred stock should be classified as a liability based on the guidance under ASC 480, Distinguishing Liabilities from Equity. The Series A Super Voting Preferred Stock are not considered mandatorily redeemable, are not settleable in a variable number of shares, and do not contain any features embedded that required a separate assessment. As a result, the Company determined the Series A Super Voting Preferred Stock were not a liability and classified the preferred stock within equity in the amount of the aggregate par value of the issued shares of preferred stock, with any excess attributed to additional paid-in capital.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

10.Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2020	114,286	0.55

Issued	22,811,250	0.05

Balance, March 31, 2021	22,925,536	0.05

As at March 31, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

114,286	$0.55	July 16, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023

22,925,536

11.Commitments

(a)Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at March 31, 2021, the Company received advances of $59,641 (Cdn$75,000) (September 30, 2020 - $56,303 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

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

(c)On December 13, 2020, the Company entered into a consulting agreement with a six month term.  Pursuant to the agreement, the Company will 75,000 shares of common stock per month in exchange for consulting services. During the six months ended March 31, 2021, the Company issued 300,000 shares of common stock with a fair value of $7,320 pursuant to the agreement.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2021

(Expressed in U.S. dollars)

(unaudited)

12.Subsequent Events

(a)On May 14, 2021, the Company issued 611,250 units as part of a private placement where the Company received the proceeds prior to March 31, 2021.

(b)On May 14, 2021, the Company issued 6,350,000 units at $0.01 per unit for proceeds of $63,500.  Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(c)Effective May 13, 2021, the Company entered into a production agreement with New to the Street Group LLC.  Pursuant to the terms of the agreement, the New to the Street Group LLC will provide investor relations and consulting services for a period of six months. Pursuant to the agreement, the Company agreed to pay New to the Street Group LLC $3,500 upon signing, $3,500 per month and 6,750,000 restricted shares of the Company’s common stock.

(d)Effective May 14, 2021, the Company entered into a Software as a Service Agreement with Novation Solutions Inc. (“DealMaker”) to effect the Company’s planned Regulation A offering, including the set-up of an automated tracking, signing, and reconciliation portal. The Company will pay DealMaker $3,000 upon signing the agreement, $7,000 30 days prior to launching the portal, and a post launch monthly fee of $1,000.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion for our year ended September 30, 2020, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at March 31, 2021, we had a working capital deficit of $1,833,667, and an accumulated deficit of $10,725,845.  During the six months ended March 31, 2021, we have not earned any revenues from our operations and used cash of $105,544 for our operating activities.

We need to seek capital from resources such as the sale of private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a, early-stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the Company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of March 31, 2021, we had $13,515 in cash as compared to $12,196 in cash and prepaid expenses and deposits of $253,754 as of September 30, 2020. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended March 31, 2021

We had $nil in revenue for the three months ended March 31, 2021 and 2020.

Total expenses in the three months ended March 31, 2021 were $136,949 as compared to total expenses for the three months ended March 31, 2020 of $150,602. The net decrease in expenses during the current period is mainly due to a change in foreign exchange gain/loss from a loss of $31,596 in 2020 to a gain of $2,801 in 2021, due to fluctuations in the Canadian dollar exchange rate and changes in the Company’s Canadian dollar assets and liabilities and a decrease in general and administrative from $37,179 in 2020 to $19,248 in 2021.  This was offset by an increase in professional fees from $24,217 in 2020 to $59,451 in 2021, which were higher due to indirect costs associated with the issuance of convertible notes during the period.

We incurred a comprehensive income of $28,015 during the three months ended March 31, 2020, compared to a comprehensive loss of $3,154,134 during the three months ended March 31, 2021.  The increase in comprehensive loss in 2021 was mainly attributable to interest and finance costs of $626,807 and a loss on change in fair value of derivative liabilities of $2,509,926.  This was offset by a gain on settlement of convertible notes payable of $145,494 related to the Company’s convertible notes. During 2020, the Company recorded a loss on change in fair value of derivative liabilities of $122,703 and a loss on settlement of convertible notes of $6,513 related to the Company’s convertible notes.

During the three months ended March 31, 2021 and 2020, we incurred a net loss of $0.01 and $0.00 per share respectively.

Six Months Ended March 31, 2021

We had $nil in revenue for the six months ended March 31, 2021 and 2020.

Total expenses in the six months ended March 31, 2021 were $238,573 as compared to total expenses for the six months ended March 31, 2020 of $267,718. The net decrease in expenses during the current period is mainly due to a decrease in consulting fees from $123,891 in 2020 to $106,193 in 2021. The decrease was also attributable to a decrease in general and administrative costs from $62,984 in 2020 to $43,660 in 2021.  This was offset by an increase in professional fees from $49,847 in 2020 to $92,959 in 2021, which were higher due to indirect costs associated with the issuance of convertible notes during the period.

We incurred a comprehensive loss of $3,613,698 during the six months ended March 31, 2021, compared to a comprehensive loss of $190,405 during the six months ended March 31, 2020.  The increase in comprehensive loss during 2021 was mainly attributable to interest and finance costs of $663,037 compared to $45,000 in 2020. and a loss on change in fair value of derivative liabilities of $3,184,838, offset by a gain on settlement of convertible notes of $613,526 related to the Company’s convertible notes. During 2020, the Company recorded a loss on change in fair value of derivative liabilities of $159,998 and a loss on settlement of convertible notes of $6,513 related to the Company’s convertible notes.

During the six months ended March 31, 2021, and 2020, we incurred a net loss of $0.02 and $0.00 per share, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that as of March 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Also, as mentioned above, the Company filed voluntary petitions for reorganization under chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. The Company’s filing with the Court was designated as Case No. 20-13886. During the pendency of this matter, the Company has also filed motions with the Court seeking authorization to continue to operate its businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Due to the stay order mentioned, the Company did not file a plan of reorganization with the Court for approval.

On March 12, 2021, the Company entered into a settlement agreement with the convertible noteholder that had filed a preliminary statement of claim on July 22, 2020.  Pursuant to the agreement the Company was required to honor various conversion notices and the noteholder agreed to wave all principal, interest and penalties incurred.

On March 10, 2021, the promissory note holder referred to in Note 4 (a) of the accompanying financial statements filed a Notice of Motion For Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021 plus costs.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

The commencement of the Chapter 11 Cases discussed above constituted an event of default under certain of the Company’s debt instruments, including various convertible notes, which resulted in automatic acceleration of the Company’s obligations under such debt instruments. Any efforts to enforce payment obligations under the aforementioned debt instruments are automatically stayed as a result of the filing of the Chapter 11 Cases and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code

Item 4. Mine Safety Disclosure.

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

Dated May 21, 2021