Form 10-K/A
period 2020-09-30
Pharmagreen Biotech Inc.
filed 2021-06-10
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-K/A

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

Item 3. Legal Proceedings.4

Item 4. Mine Safety Disclosures.4

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.4

Item 6. Selected Financial Data5

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

Impact of Chapter 11 Bankruptcy Proceedings. On August 7, 2020, our company (including our subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 20-13886.

On October 9, 2020, a stay order was entered by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed our company from the Chapter 11 bankruptcy proceeding and protection.

Despite the short-lived and, ultimately, ineffectual bankruptcy filing, we believe our company’s overall financial position, on an ongoing basis since August 2020, has been negatively impacted. While the bankruptcy filing was believed by our management to be the best strategy in dealing with what was, at the time, a significant amount of toxic convertible debt, the bankruptcy filings’ negative impact is most tangibly apparent in our inability to obtain equity funding.

During the fourth quarter of 2020, proposed, though not yet binding, equity investments in our company were abandoned by potential investors, due to the volatile downward movement of our stock price caused, in large measure, by heavy sales of shares by holders of convertible debt. This circumstance served to exacerbate our company’s lack of liquidity.

However, from September 30, 2020, through March 31, 2021, our outstanding convertible debt obligations have been reduced from $641,077 (net of unamortized discount of $182,012) to $190,834 (unaudited) (net of unamortized discount of $nil).

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

Impact of Chapter 11 Bankruptcy Proceedings. On August 7, 2020, our company (including our subsidiaries) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 20-13886.

On October 9, 2020, a stay order was entered by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed our company from the Chapter 11 bankruptcy proceeding and protection.

The filing of bankruptcy negatively affected our results of operations, due to increased interest and penalty interest expenses associated with our defaulting on our convertible note obligations. In addition, because we were unable to obtain proposed, though not yet binding, equity funding during the fourth quarter of 2020, we were unable to make planned expenditures relating to our business plan. This result can be expected to have a slowing effect on our ability to generate revenues. However, we are unable to make any prediction, in this regard.

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
Subsequent events (Note 13)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	Year ended September 30, 2020 $	Year ended September 30, 2019 $

Expenses

Consulting fees (Note 8)	224,691	442,529
Foreign exchange loss (gain)	8	(6,144)
General and administrative	63,711	99,081
Impairment of property and equipment (Note 3)	434,601	-
License application fees	893	3,758
Professional fees	179,015	81,090
Research and development	–	3,956
Salaries and wages	17,438	17,908

Total expenses	920,357	642,178

Net loss before other income (expenses)	(920,357)	(642,178)

Other income (expense)

Accretion of discount on convertible notes (Note 6)	(328,333)	(1,296)
Interest expense	(298,942)	(3,783)
Finance costs	(45,000)	(121,554)
Impairment of property and equipment (Note 3)	(434,601)	–
Loss on change in fair value of derivative liabilities (Note 7)	(1,149,450)	–
Loss on settlement on convertible notes	(33,087)	–
Write-off of accounts payable (Note 4)	292,557	–

Total other income (expense)	(1,562,255)	(126,633)

Net loss	(2,482,612)	(768,811)

Less: net loss attributable to non-controlling interest	44,742	1,274

Net loss attributable to Pharmagreen Biotech Inc.	(2,437,870)	(767,537)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(11,634)	9,102

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(2,449,504)	(758,435)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.03)	(0.01)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	82,072,080	74,061,724

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

Dated:  June 9, 2021