Form 10-Q
period 2021-06-30
Pharmagreen Biotech Inc.
filed 2021-08-18
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-56090

Commission File Number

PHARMAGREEN BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2987 Blackbear Court, Coquitlam, British Columbia BC	V3E 3A2
(Address of principal executive offices)	(Zip Code)

702-803-9404

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 12, 2021, we had 355,831,269 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2021

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2021	September 30, 2020
	$	$
	(Unaudited)
Assets

Current assets

Cash	19,218	12,196
Amounts receivable	88	295
Prepaid expenses and deposits	-	253,754
Total assets	19,306	266,245

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	624,461	539,663
Advances from Alliance Growers Corp. (Note 11(a))	60,450	56,303
Due to related parties (Note 7)	607,827	508,874
Note payable (Note 4)	40,000	40,000
Convertible notes – current portion, net of unamortized discount of $Nil and $182,012, respectively (Note 5)	190,834	641,077
Derivative liabilities (Note 6)	298,301	1,380,957
Total current liabilities	1,821,873	3,166,874

Loan payable (Note 4)	32,240	30,028
Convertible notes, net of unamortized discount of $20,696 and $23,619, respectively (Note 5)	6,371	3,448
Total liabilities	1,860,484	3,200,350

Stockholders’ deficit

Preferred stock
Authorized: 1,000,000 shares, $0.001 par value; 10,000 and nil shares issued and outstanding, respectively	10	-
Common stock
Authorized: 2,000,000,000 shares, $0.001 par value; 355,129,269 and 95,806,289 shares issued and outstanding, respectively	355,129	95,806
Common stock issuable (Note 8)	121,500	180,000
Additional paid-in capital	8,628,541	3,967,261
Accumulated other comprehensive income (loss)	(31,735)	36,679
Deficit	(10,867,990)	(7,167,346)
Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,794,545)	(2,887,600)

Non-controlling interest	(46,633)	(46,505)

Total stockholders’ deficit	(1,841,178)	(2,934,105)

Total liabilities and stockholders’ deficit	19,306	266,245

Nature of business and continuance of operations (Note 1)
Commitments (Note 11)
Subsequent event (Note 12)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30, 2021 $	Three months ended June 30, 2020 $	Nine months ended June 30, 2021 $	Nine months ended June 30, 2020 $

Expenses

Consulting fees (Note 7)	190,794	30,108	296,987	153,999
Foreign exchange loss (gain)	(3,044)	(15,824)	(16,951)	6,025
General and administrative	20,716	28,704	64,376	91,688
Professional fees	18,829	40,068	111,788	89,915
Salaries and wages	5,085	3,858	14,753	13,005
Total expenses	232,380	86,914	470,953	354,632

Net loss before other income (expense)	(232,380)	(86,914)	(470,953)	(354,632)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(1,179)	(54,877)	(86,801)	(77,889)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	101,418	(1,187,033)	(3,083,420)	(1,347,031)
Gain (loss) on settlement on convertible notes (Note 5)	-	(31,898)	613,526	(38,411)
Interest and finance costs (Note 5)	(10,087)	-	(673,124)	(45,000)
Write-off of accounts payable	-	-	-	292,557

Total other income (expense)	90,152	(1,273,808)	(3,229,819)	(1,215,774)

Net loss	(142,228)	(1,360,722)	(3,700,772)	(1,570,406)

Less: net loss attributable to non-controlling interest	83	8	128	161

Net loss attributable to Pharmagreen Biotech Inc.	(142,145)	(1,360,714)	(3,700,644)	(1,570,245)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(13,215)	(17,081)	(68,414)	2,045

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(155,360)	(1,377,795)	(3,769,058)	(1,568,200)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	-	(0.02)	(0.01)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	351,763,390	82,854,083	271,420,624	78,042,762

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive		Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	income (loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2019	–	-	75,646,835	75,647	-	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Foreign currency translation loss	–	-	–	-	-	-	(12,399)	-	-	(12,399)

Net loss for the period	–	-	–	-	-	-	-	(206,021)	(36)	(206,057)

Balance, December 31, 2019	–	-	75,646,835	75,647	-	3,772,781	35,425	(4,935,497)	(1,310)	(1,052,954)

Issuance of common stock pursuant to the conversion of convertible notes	–	-	78,064	78	-	20,999	-	-	-	21,077

Foreign currency translation gain	–	-	–	-	-	-	31,525	-	-	31,525

Net loss for the period	–	-	–	-	-	-	-	(3,510)	(117)	(3,627)

Balance, March 31, 2020	–	-	75,724,899	75,725	-	3,793,780	66,950	(4,939,007)	(1,427)	(1,003,979)

Issuance of common stock pursuant to the conversion of convertible notes	–	-	15,420,104	15,420	-	126,910	-	-	-	142,330

Foreign currency translation loss	–	-	–	-	-	-	(17,081)	-	-	(17,081)

Net loss for the period	–	-	–	-	-	-	-	(1,360,714)	(8)	(1,360,722)

Balance, June 30, 2020	–	-	91,145,003	91,145	-	3,920,690	49,869	(6,299,721)	(1,435)	(2,239,452)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive		Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	income (loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2020	–	-	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	–	-	5,400,000	5,400	-	21,600	-	-	-	27,000

Issuance of preferred shares for cash	10,000	10	–	-	-	-	-	-	-	10

Issuance of common stock pursuant to the conversion of convertible notes	–	-	144,315,380	144,316	(180,000)	1,647,737	-	-	-	1,612,053

Issuance of common stock for services	–	-	90,000	90	-	1,265	-	-	-	1,355

Foreign currency translation loss	–	-	–	-	-	-	(42,455)	-	-	(42,455)

Net loss for the period	–	-	–	-	-	-	-	(417,109)	(1)	(417,110)

Balance, December 31, 2020	10,000	10	245,611,669	245,612	-	5,637,863	(5,776)	(7,584,455)	(46,506)	(1,753,252)

Issuance of units for cash	–	-	17,411,250	17,411	6,113	72,701	-	-	-	96,225

Issuance of common stock pursuant to the conversion of convertible notes	–	-	84,845,100	84,845	-	2,848,372	-	-	-	2,933,217

Issuance of common stock for services	–	-	300,000	300	-	7,020	-	-	-	7,320

Foreign currency translation loss	–	-	–	-	-	-	(12,744)	-	-	(12,744)

Net loss for the period	–	-	–	-	-	-	-	(3,141,390)	(44)	(3,141,434)

Balance, March 31, 2021	10,000	10	348,168,019	348,168	6,113	8,565,956	(18,520)	(10,725,845)	(46,550)	(1,870,668)

Issuance of units for cash	–	-	6,961,250	6,961	(6,113)	62,585	-	-	-	63,433

Shares issuable for services	–	-	–	-	121,500	-	-	-	-	121,500

Foreign currency translation loss	–	-	–	-	-	-	(13,215)	-	-	(13,215)

Net loss for the period	–	-	–	-	-	-	-	(142,145)	(83)	(142,228)

Balance, June 30, 2021	10,000	10	355,129,269	355,129	121,500	8,628,541	(31,735)	(10,867,990)	(46,633)	(1,841,178)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine months ended June 30, 2021 $	Nine months ended June 30, 2020 $

OPERATING ACTIVITIES

Net loss	(3,700,772)	(1,570,406)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	86,801	77,889
Financing fees and default penalties	673,124	45,000
Loss on change in fair value of derivative liabilities	3,083,420	1,347,031
Loss (gain) on settlement of convertible notes	(613,526)	38,411
Shares issued or issuable for services	130,175	-
Write-off of accounts payable	-	(292,557)

Changes in operating assets and liabilities:
Amounts receivable	207	9,849
Prepaid expenses and deposits	3,754	(236,798)
Accounts payable and accrued liabilities	120,273	21,189
Due to related parties	65,307	13,840

Net cash used in operating activities	(151,237)	(546,552)

FINANCING ACTIVITIES

Proceeds from issuance of convertible notes	-	570,080
Proceeds from units issued and issuable for cash	186,725	-
Proceeds from issuance of preferred shares	10	-
Repayment of loans from related parties	-	(128,813)
Proceeds from related party loans	33,646	64,981
Proceeds from loans payable	-	29,388
Financing costs	-	(5,000)

Net cash provided by financing activities	220,381	530,636

Effect of foreign exchange rate changes on cash	(62,122)	(12,184)

Change in cash	7,022	(28,100)

Cash, beginning of period	12,196	62,682

Cash, end of period	19,218	34,582

Non-cash investing and financing activities:

Original issue discount on convertible notes	-	532,594
Common shares issued for settlement of convertible notes	4,545,270	163,407
Issuance of promissory note as a financing fee	-	40,000

Supplemental disclosures:
Interest paid	-	4,601
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

1.	Nature of Business and Continuance of Operations

Pharmagreen Biotech Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007, under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger (“Articles”) with the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc. The Company was previously in the business of providing technical advisory and appraisals to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts. Pursuant to a Share Exchange Agreement with WFS Pharmagreen Inc. (“WFS”) on May 2, 2018, the Company changed its name to Pharmagreen Biotech Inc. and changed its principal business to the production of starter plantlets for the North American high CBD hemp and medical cannabis industries through the application of the proprietary plant tissue culture in vitro process called “Chibafreen”. This proprietary process will produce plantlets that will be genetically identical and free of pests and disease free with consistent and certifiable constituent properties.

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2021, the Company has not earned any revenues from operations, has a working capital deficit of $1,802,567, and has an accumulated deficit of $10,867,990. During the nine months ended June 30, 2021, the Company incurred a net loss of $3,700,644 and used cash flows for operations of $151,237. In addition, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. Refer to Note 11. As a result of the voluntary petition, various convertible note holders triggered default provisions on the Company’s outstanding convertible notes. On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection. Furthermore, the Company has defaulted on other convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

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

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of property and equipment, the equity component of convertible notes, fair value of derivative liabilities, fair value of share-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

(d)	Recently Adopted Accounting Pronouncements

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2021 $	September 30, 2020 $

Accounts payable (Note 7)	550,871	455,310
Accrued interest payable (Notes 4 and 5)	73,590	84,353

	624,461	539,663

4.	Note and Loan Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 11(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At June 30, 2021, the Company has recorded accrued interest payable of $6,404 (September 30, 2020 - $3,421) and the promissory note is in default. On March 10, 2021, this noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021 plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court.

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at June 30, 2021, the balance owing is $32,240 (Cdn$40,000) (September 30, 2020 – $30,028 (Cdn$40,000)). These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

5.	Convertible Notes

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

As at June 30, 2021, the carrying value of the convertible notes was $6,371 (September 30, 2020 – $3,448) and had an unamortized discount of $20,696 (September 30, 2020 - $23,619). During the nine months ended June 30, 2021, the Company recorded accretion expense of $2,923 (2020 - $1,358).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

(b)

On October 1, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,255 was paid directly to third parties for financing costs, resulting in net proceeds to the Company of $74,745. The note is due on October 1, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 24% per annum upon default of the note.The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 10-trading day period prior to the issuance date; or (ii) 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $70,744. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,245 and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

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

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $77,500 and a default penalty of $85,864. During the nine months ended June 30, 2021, the Company recorded an additional $253,856 of default penalties. During the nine months ended June 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees.

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

(c)

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

June 30, 2021

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

During the nine months ended June 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note. As at June 30, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $126,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $112,822).

(d)

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

During the nine months ended June 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note. As at June 30, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $106,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $139,702).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

(e)

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

During the nine months ended June 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. On January 14, 2021, the Company failed to repay the note upon maturity and recorded additional default principal of $53,007. As at June 30, 2021, the carrying value of the convertible note was $112,084 (September 30, 2020 - $16,947), net of an unamortized discount of $nil (September 30, 2020 - $61,053), and the fair value of the derivative liability was $170,586 (September 30, 2020 - $110,604).

(f)

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

During the nine months ended June 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees. As at June 30, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $46,000) and the fair value of the derivative liability was $nil (September 30, 2020 - $69,320).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

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

During the nine months ended June 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees. As at June 30, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $82,500) and the fair value of the derivative liability was $nil (September 30, 2020 - $146,272).

(h)

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

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $13,202.

During the nine months ended June 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150of the convertible note and $3,907 of accrued interest. As at June 30, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $13,702), net of an unamortized discount of $nil (September 30, 2020 - $52,448), and the fair value of the derivative liability was $nil (September 30, 2020 - $98,579).

(i)

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

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity. As at June 30, 2021, the carrying value of the convertible note was $78,750 (September 30, 2020 - $78,750) and the fair value of the derivative liability was $127,715 (September 30, 2020 - $107,660).

(j)

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

During the nine months ended June 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees. As at June 30, 2021, the carrying value of the convertible note was $nil (September 30, 2020 - $7,314), net of an unamortized discount of $nil (September 30, 2020 - $68,511), and the fair value of the derivative liability was $nil (September 30, 2020 - $110,135).

6.	Derivative Liabilities

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

$
Balance, September 30, 2020	1,380,957

Conversion of convertible notes	(4,166,076)
Change in fair value	3,083,420

Balance, June 30, 2021	298,301

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at June 30, 2021	256%	0.1%	0%	0.5

7.	Related Party Transactions

(a)

As at June 30, 2021, the Company owed $548,586 (Cdn$680,628) (September 30, 2020 - $453,697(Cdn$604,366)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2021, the Company incurred consulting fees of $72,171 (2020 - $63,044) to the President of the Company.

(b)

As at June 30, 2021, the Company owed $59,241 (Cdn$73,500) (September 30, 2020 - $55,177 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at June 30, 2021, the Company owed $27,565 (Cdn$34,200) (September 30, 2020 – $25,674 (Cdn$34,000)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(d)

As at June 30, 2021, the Company owed $431,105 (Cdn$534,870) (September 30, 2020 – $347,229 (Cdn$462,540)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2021, the Company incurred consulting fees of $72,171 (2020 - $63,044) to the company controlled by the Chief Financial Officer of WFS.

(e)	On October 14, 2020, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to a director of the Company for proceeds of $10.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

8.	Common Stock

Nine months ended June 30, 2021

(a)

In December 2020, the Company issued 5,400,000 units at $0.005 per unit for proceeds of $27,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(b)

Between January 11 to February 16, 2021, the Company issued 16,800,000 units at $0.005 per unit for proceeds of $84,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(c)

On March 1, 2021, the Company issued 611,250 units at $0.01 per unit for proceeds of $6,112 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(d)	During the nine months ended June 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees (Note 5(b)).

(e)	During the nine months ended June 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest (Note 5(c)).

(f)	During the nine months ended June 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest (Note 5(d)).

(g)	During the nine months ended June 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees (Note 5(e)).

(h)

During the nine months ended June 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees (Note 5(f)).

(i)

During the nine months ended June 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees (Note 5(g)).

(j)	During the nine months ended June 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest (Note 5(h)).

(k)

During the nine months ended June 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees (Note 5(j)).

(l)	On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $401 for management consulting and strategic business advisory services.

(m)	On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $733 for management consulting and strategic business advisory services.

(n)	On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $221 for management consulting and strategic business advisory services.

(o)	On February 2, 2021, the Company issued 150,000 shares of common stock with a fair value of $2,700 for management consulting and strategic business advisory services.

(p)	On March 29, 2021, the Company issued 150,000 shares of common stock with a fair value of $4,620 for management consulting and strategic business advisory services.

(q)

As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note (see Note 5(j)). The common shares were issued on October 20, 2020.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

8.	Common Stock (continued)

Nine months ended June 30, 2021 (continued)

(r)

On May 14, 2021, the Company issued 611,250 units at $0.01 per unit for proceeds of $6,113 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(s)

On May 14, 2021, the Company issued 6,350,000 units at $0.01 per unit for proceeds of $63,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(t)

As at June 30, 2021, the Company agreed to issue 6,750,000 shares of common stock with a fair value of $121,500, which has been included in shares issuable, pursuant to a production agreement (Note 11(d)).

9.	Preferred Stock

On October 13, 2020, the Company filed a certificate of amendment to its articles of incorporation, whereby it increased the authorized capital to 2,000,000,000 shares of common stock with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.001. On October 14, 2020, the Company designated 10,000 preferred shares as Series A Super Voting Preferred Stock.

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

Each individual share of Series A Super Voting Preferred Stock shall have the voting rights equal to:

              •             [twenty times the sum of: {all shares of Common stock issued and outstanding at the time of voting + all shares of Series A, Series A and any newly designated Preferred stock issued and outstanding at the time of voting}] Divided by:

              •             [the number of shares of Series A Super Voting Preferred Stock issued and outstanding at the time of voting]

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

9.	Preferred Stock (continued)

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

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2020	114,286	0.55

Issued	29,772,500	0.05

Balance, June 30, 2021	29,886,786	0.05

As at June 30, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

114,286	$0.55	July 16, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023
6,961,250	$0.05	May 14, 2023

29,886,786

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2021

(Expressed in U.S. dollars)

(unaudited)

11.	Commitments

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at June 30, 2021, the Company received advances of $60,450 (Cdn$75,000) (September 30, 2020 - $56,303 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

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

(c)

On December 13, 2020, the Company entered into a consulting agreement with a six month term. Pursuant to the agreement, the Company will 75,000 shares of common stock per month in exchange for consulting services. On June 13, 2021, the Company extended the consulting agreement for an additional six month term for the issuance of 117,000 common shares per month. Refer to Note 12(a).

(d)

Effective May 13, 2021, the Company entered into a production agreement with New to the Street Group LLC. Pursuant to the terms of the agreement, New to the Street Group LLC will provide investor relations and consulting services for a period of six months. Pursuant to the agreement,the Company agreed to pay New to the Street Group LLC $3,500 upon signing, $3,500 per month and 6,750,000 restricted shares of the Company’s common stock. At June 30, 2021, the 6,750,000 restricted shares of common stock have not been issued.

(e)

Effective May 14, 2021, the Company entered into a Software as a Service Agreement with Novation Solutions Inc. (“DealMaker”) to effect the Company’s planned Regulation A offering, including the set-up of an automated tracking, signing, and reconciliation portal. The Company will pay DealMaker $3,000 upon signing the agreement, $7,000 payable within 30 days of launching the portal, and a post launch monthly fee of $1,000.

12.	Subsequent Events

(a)	On July 13, 2021, the Company issued 702,000 common shares for consulting services. Refer to Note 11(c).

(b)

Subsequent to the nine months ended June 30, 2021, the Company received common stock subscriptions totaling $56,000 in connection with the proposed issuance of 5,600,000 shares of common stock at $0.01 per unit. Each unit will be comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

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

On August 7, 2020, our company (including our subsidiaries) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 20-13886.

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

The Company has decided that immediate business development in the hemp and cannabis industries provides a much greater opportunity in the United States. The project at Deroche has been placed on hold while the Company moves forward to build out a similar infrastructure planned for Deroche within the United States.

Subsequent to June 30, 2021, more specifically July 25th 2021, the Company entered into a Memorandum of Understanding to acquire all the assets and cannabis business operation (includes 12 acres property, structure and cannabis licenses, existing sales channels and distribution networks) from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state-of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2.4 million to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion for our year ended September 30, 2020, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at June 30, 2021, we had a working capital deficit of $1,802,567, and an accumulated deficit of $10,867,990. During the nine months ended June 30, 2021, we have not earned any revenues from our operations and used cash of $151,237 for our operating activities.

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

As of June 30, 2021, we had $19,218 in cash as compared to $12,196 in cash and prepaid expenses and deposits of $253,754 as of September 30, 2020. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended June 30, 2021

We had $nil in revenue for the three months ended June 30, 2021 and 2020.

Total expenses in the three months ended June 30, 2021 were $232,380 as compared to total expenses for the three months ended June 30, 2020 of $86,914. The net increase in expenses during the current period is mainly due to an increase in consulting fees from $30,108 in 2020 to $190,794 in 2021, which was mainly related to a production agreement entered into with New to the Street Group LLC on May 13, 2021.

We incurred a comprehensive loss of $1,377,795 during the three months ended June 30, 2020, compared to a comprehensive loss of $155,360 during the three months ended June 30, 2021. The decrease in comprehensive loss in 2021 was mainly attributable to a change in fair value of derivative liabilities from a loss of $1,187,033 in 2020 to a gain of $101,418 in 2021, as the Company had significantly more convertible debt in the prior year which resulted in more fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the three months ended June 30, 2021 and 2020, we incurred a net loss of $nil and $0.02 per share respectively.

Nine Months Ended June 30, 2021

We had $nil in revenue for the nine months ended June 30, 2021 and 2020.

Total expenses in the nine months ended June 30, 2021 were $470,953 as compared to total expenses for the nine months ended June 30, 2020 of $354,632. The net increase in expenses during the current period is mainly due to an increase in consulting fees from $153,999 in 2020 to $296,987 in 2021, which was mainly related to a production agreement entered into with New to the Street Group LLC on May 13, 2021.

We incurred a comprehensive loss of $3,769,058 during the nine months ended June 30, 2021, compared to a comprehensive loss of $1,568,200 during the nine months ended June 30, 2020. The increase in comprehensive loss during 2021 was mainly attributable to interest and finance costs of $673,124 compared to $45,000 in 2020, and a loss on change in fair value of derivative liabilities from $1,347,031 in 2020 to $3,083,420 in 2021, offset by a loss on settlement of convertible notes from $38,411 in 2020 to a gain of $613,526 in 2021.

During the nine months ended June 30, 2021, and 2020, we incurred a net loss of $0.01 and $0.02 per share, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 10, 2021, the promissory note holder referred to in Note 4 (a) of the accompanying financial statements filed a Notice of Motion For Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021 plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

During the three months ended June 30, 2021, we issued a total of 6,961,250 units of our securities (each unit is comprised of one share of common stock and one warrant purchase an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months) for a total of $69,613 in cash. These funds were used for operating expenses.

Item 3. Defaults Upon Senior Securities.

The commencement of the Chapter 11 Cases discussed above constituted an event of default under certain of the Company’s debt instruments, including various convertible notes, which resulted in automatic acceleration of the Company’s obligations under such debt instruments. As of the date of this Quarterly Report, we are in default under two separate convertible debt instruments.

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

Pharmagreen Biotech Inc.

Dated August 16, 2021	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

