Form 10-K
period 2021-09-30
Pharmagreen Biotech Inc.
filed 2021-12-29
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-56090

Commission File Number

PHARMAGREEN BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0491567
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2987 Blackbear Court, Coquitlam, BC	V3E 3A2
(Address of principal executive offices)	(Zip Code)

702-803-9404

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☒ Yes     ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As at March 31, 2021, the last business day of the registrant's most recently completed fiscal second quarter , the aggregate market value of the registrant's outstanding common shares held by non-affiliates was approximately $9,156,176, which was calculated based on 295,360,519 common shares outstanding held by non-affiliates at the closing price of the registrant's common shares on the OTC Pinks on such date. As at March 31, 2021 the total issued and outstanding shares of the registrant was 348,168,019 common shares.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of December 24, 2021, we had 385,171,269 shares of common stock issued and outstanding.

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

On July 25th 2021, the Company entered into a Memorandum of Understanding to acquire all the assets and cannabis business operation (includes 12 acres property, structure and cannabis licenses, existing sales channels and distribution networks) from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state-of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2.4 million to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

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

On March 10, 2021, the promissory note holder referred to in Note 4 (a) of the accompanying consolidated financial statements filed a Notice of Motion For Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021 plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On October 20, 2021, the promissory note holder filed an Amended Notice of Motion for Summary Judgment in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504.11 plus interest at the rate of 10% per annum from January 6, 2021, plus costs and attorney fees. The Company believes the claim is without merit, as evidenced by the initial claim being dismissed by the same courts, and will vigorously defend its position.

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

The Company’s Regulation offering was “qualified” on September 24, 2021. Under the terms of the offering, the Company is offering for sale up to a maximum of 300,000,000 units at $0.025 per unit to raise up to US $7.5 million. The minimum investment is set at US $1,000.00. The primary use of proceeds is to be used for the acquisition of a California based Cannabis Licensed Company and to construct state of the art greenhouse on property owned by this Company.

As of September 30, 2021, we had 381,171,269 shares of our Common Stock issued and outstanding held by approximately 209 stockholders of record. To date, we have not paid dividends on our Common Stock.

Our Common Stock is very thinly traded and, thus, pricing of our Common Stock on OTC Markets does not necessarily represent its fair market value.

Date	Hi Bid	Low Bid
September 30, 2021	$0.0318	$0.027
June 30, 2021	$0.026	$0.0245
March 31, 2021	$0.0331	$0.0291
December 31, 2020	$0.012	0.00905
September 30, 2020	$0.089	$0.080
June 30, 2020	$0.11	$0.083
March 31, 2020	$0.15	$0.127
December 31, 2019	$0.70	$0.70

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at September 30, 2021, the Company has a working capital deficit of $1,653,334 and an accumulated deficit of $11,699,417. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2021, we had $25,300 in cash, amounts receivable of $290, and prepaid expenses and deposits of $347,491, as compared to $12,196 in cash, amounts receivable of $295 and prepaid expenses and deposits of $253,754 as of September 30, 2020. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

We had no revenue for the years ended September 30, 2021 and 2020.

Total operating expenses for the fiscal year ended September 30, 2021 was $744,064 compared to operating expenses for the fiscal year ended September 30, 2020, of $485,756. In addition to operating expenses, we incurred other expenses of $3,788,160 during the fiscal year ended September 30, 2021 compared to other expenses of $1,996,856 for the fiscal year ended September 30, 2020. During the fiscal year ended September 30, 2021, we incurred a net loss of $4,532,071 compared to a net loss of $2,437,870 for the year ended September 30, 2020. The increase in net loss for the fiscal year ended September 30, 2021 compared to September 30, 2020 was mainly due to the following:

•	An increase in consulting fees from $224,691 in 2020 to $526,522 in 2021 due to an increased use of consultants as part of our continued growth and development of our strategic objectives as a publicly-listed company;
•	An increase in general and administrative fees from $63,711 in 2020 to $79,422 in 2021, which was primarily due to an increase in administrative fees based on higher overhead costs;
•	An increase in interest and finance costs from $343,942 in 2020 to $680,714 in 2021, which was mainly attributable an increase in default penalties incurred on convertible notes due to the debentures maturing without repayment and due to the declaration of reorganization in August 2020 that triggered a default event on the outstanding debentures; and
•	An increase in loss on change in fair value of derivative liabilities from $1,149,450 in 2020 to $3,257,122 in 2021, which related to the embedded conversion features on the Company’s convertible debentures entered into during the year and due to the conversion of additional default penalties during the year at a heavily-discounted conversion price.

The increase was partially offset by the following:

•	An increase in the gain on settlement on convertible notes from a loss of $33,087 in 2020 to a gain of $237,940 in 2021;
•	A decrease in accretion of discount of convertible notes from $328,333 in 2020 to $88,264 in 2021, which related to the decrease in convertible debt financing during the year;
•	A decrease in impairment of property and equipment from $434,601 in 2020 to $nil in 2021 as we wrote off our construction costs relating to the proposed biotech complex in Deroche in fiscal 2020 and did not incur any new capital expenditure costs; and,
•	A decrease in the gain from write-off of accounts payable from $292,557 in 2020 to $nil in 2021, as we recorded a one-time write-off of amounts owed for professional services in fiscal 2020.

During the year ended September 30, 2021, and 2020, we incurred a net loss of $0.02 and $0.03 per share, respectively.

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

Item 8. Financial Statements and Supplementary Data

PHARMAGREEN BIOTECH INC.

Consolidated Financial Statements

Years Ended September 30, 2021, and 2020

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmagreen Biotech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharmagreen Biotech Inc. (the “Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2021 and 2020, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant operating losses and negative cash flows from operations since inception. As at September 30, 2021, the Company has a working capital deficit of $1,653,334 and an accumulated deficit of $11,699,417. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audits, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements; and (ii) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter, in any way, our opinion on the consolidated financial statements taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures for which they relate.

Accounting for Embedded Conversion Features (Derivative Liabilities) within Convertible Notes Payable

Description of Critical Audit Matter

As at September 30, 2021, the Company had $472,003 of derivative liabilities resulting from two convertible note agreements with third parties that have a floating rate of conversion into the Company’s common shares based on a discount percentage of the lowest trading price of the Company’s common stock on the prior twenty trading days prior to conversion. The determination of the fair value of the derivative liabilities requires the fair value of the conversion feature to be bifurcated from the original terms of the convertible note, and requires management judgement to determine the appropriate fair value of the embedded conversion feature using valuation techniques that utilizes management judgement in determining appropriate inputs to the valuation model.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures relating to the evaluation for the Company’s assessment of the fair value of the derivative liabilities included:

•	Independent confirmation of convertible note balances, including accrued interest and terms of the agreement as at September 30, 2021;

•	Independent assessment of the appropriate valuation model for derivative liability, including performing independent calculations based on the same model utilized by the Company, and comparing the results of our assessment to the Company;

•	Reviewing board resolutions and communications from convertible note holders to determine if any other default factors or additional penalties should be considered for recognition in the Company’s consolidated financial statements; and

•	Testing of substantially all transaction related to this matter, including the issuance of common shares relating to the conversion of convertible notes.

/s/ SATURNA GROUP CHARTERED PROFESSIONAL ACCOUNTANTS LLP

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

December 29, 2021

PHARMAGREEN BIOTECH INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2021 $	September 30, 2020 $

Assets

Current assets

Cash	25,300	12,196
Amounts receivable	290	295
Prepaid expenses and deposits	347,491	253,754

Total assets	373,081	266,245

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 4 and 8)	659,437	539,663
Advances from Alliance Growers Corp. (Note 12(a))	59,122	56,303
Loans payable (Note 5)	40,000	40,000
Convertible notes – current portion, net of unamortized discount of $nil and $182,012, respectively (Note 6)	190,834	641,077
Derivative liabilities (Note 7)	472,003	1,380,957
Due to related parties (Note 8)	605,019	508,874

Total current liabilities	2,026,415	3,166,874

Loans payable (Note 5)	31,532	30,028
Convertible notes, net of unamortized discount of $19,233 and $23,619, respectively (Note 6)	7,834	3,448

Total liabilities	2,065,781	3,200,350

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 and nil shares issued and outstanding, respectively	10	-
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 381,171,269 and 95,806,289 shares issued and outstanding, respectively	381,171	95,806
Common stock issuable	-	180,000
Additional paid-in capital	9,680,572	3,967,261
Accumulated other comprehensive income (loss)	(8,378)	36,679
Deficit	(11,699,417)	(7,167,346)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,646,042)	(2,887,600)

Non-controlling interest	(46,658)	(46,505)

Total stockholders’ deficit	(1,692,700)	(2,934,105)

Total liabilities and stockholders’ deficit	373,081	266,245

Nature of business and continuance of operations (Note 1)

Commitments (Note 12)

Subsequent event (Note 14)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

	Year ended September 30, 2021 $	Year ended September 30, 2020 $

Expenses

Consulting fees (Note 8)	526,522	224,691
Foreign exchange loss (gain)	(8,665)	8
General and administrative	79,422	63,711
License application fees	-	893
Professional fees	127,352	179,015
Salaries and wages	19,433	17,438

Total expenses	744,064	485,756

Net loss before other income (expenses)	(744,064)	(485,756)

Other income (expense)

Accretion of discount on convertible notes (Note 6)	(88,264)	(328,333)
Interest and finance costs (Notes 5 and 6)	(680,714)	(343,942)
Impairment of property and equipment (Note 3)	-	(434,601)
Loss on change in fair value of derivative liabilities (Note 7)	(3,257,122)	(1,149,450)
Gain (loss) on settlement on convertible notes	237,940	(33,087)
Write-off of accounts payable (Note 4)	-	292,557

Total other income (expense)	(3,788,160)	(1,996,856)

Net loss	(4,532,224)	(2,482,612)

Less: net loss attributable to non-controlling interest	153	44,742

Net loss attributable to Pharmagreen Biotech Inc.	(4,532,071)	(2,437,870)

Comprehensive loss

Foreign currency translation loss	(45,057)	(11,634)

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(4,577,128)	(2,449,504)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.02)	(0.03)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	293,706,579	82,072,080

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive income		Non-controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	(loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2019	–	–	75,646,835	75,647	–	3,772,781	47,824	(4,729,476)	(1,274)	(834,498)

Issuance of units for cash	–	–	114,286	114	–	39,886	-	-	-	40,000

Issuance of common stock pursuant to the conversion of convertible notes	–	-	20,023,168	20,023	180,000	143,836	-	-	-	343,859

Issuance of common stock for services	–	-	22,000	22	-	10,758	-	-	-	10,780

Foreign currency translation loss	–	-	–	-	-	-	(11,145)	-	(489)	(11,634)

Net loss for the year	–	-	–	-	-	-	-	(2,437,870)	(44,742)	(2,482,612)

Balance, September 30, 2020	–	-	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	–	-	37,872,500	37,873	-	229,853	-	-	-	267,726

Issuance of preferred shares for cash	10,000	10	–	-	-	-	-	-	-	10

Issuance of common stock pursuant to the conversion of convertible notes	–	-	229,160,480	229,160	(180,000)	4,874,116	-	-	-	4,923,276

Issuance of common stock for services	–	-	18,332,000	18,332	-	609,342	-	-	-	627,674

Foreign currency translation loss	–	-	–	-	-	-	(45,057)	-	-	(45,057)

Net loss for the year	–	-	–	-	-	-	-	(4,532,071)	(153)	(4,532,224)

Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year ended September 30, 2021 $	Year ended September 30, 2020 $

OPERATING ACTIVITIES

Net loss	(4,532,224)	(2,482,612)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	88,264	328,333
Default penalties and interest on convertible notes	680,714	343,942
Impairment of property and equipment	-	434,601
Loss on change in fair value of derivative liabilities	3,257,122	1,149,450
Loss on settlement of convertible note	(237,940)	33,087
Shares issued for services	627,674	10,780
Write-off of accounts payable	-	(292,557)

Changes in operating assets and liabilities:
Amounts receivable	5	10,344
Prepaid expenses and deposits	(343,737)	(137,898)
Accounts payable and accrued liabilities	147,658	(85,798)
Due to related parties	106,383	80,694

Net cash used in operating activities	(206,081)	(607,634)

FINANCING ACTIVITIES

Proceeds from issuance of units	267,726	40,000
Proceeds from issuance of preferred shares	10	-
Proceeds from issuance of convertible notes	-	570,078
Proceeds from loans from related parties	33,646	96,059
Repayment of convertible notes	-	(25,000)
Repayment of loans from related parties	(43,884)	(143,545)
Proceeds from loans payable	-	30,028
Financing costs	-	(5,000)

Net cash provided by financing activities	257,498	562,620

Effect of foreign exchange rate changes on cash	(38,313)	(5,472)

Change in cash	13,104	(50,486)

Cash, beginning of year	12,196	62,682

Cash, end of year	25,300	12,196

Non-cash investing and financing activities:

Original issue discount on convertible notes	-	532,594
Issuance of common stock for consulting fees included in prepaid expenses	347,491	-
Issuance of common stock pursuant to conversion of convertible notes	5,103,276	163,859
Issuance of promissory note as a financing fee	-	40,000
Common stock issuable pursuant to conversion of convertible notes	(180,000)	180,000

Supplemental disclosures:

Interest paid	-	4,601
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

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

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2021, the Company has not earned any revenues from operations, has a working capital deficit of $1,653,334, and has an accumulated deficit of $11,699,417. During the year ended September 30, 2021, the Company incurred a net loss of $4,532,071 and used cash flows for operations of $206,081. In addition, the Company filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada on August 7, 2020. As a result of the voluntary petition, various convertible note holders triggered default provisions on the Company’s outstanding convertible notes. On October 9, 2020, a stay order was lifted by a United States District Judge of the United States District Court for the Southern District of New York, on an action filed by a lender. This effectively removed the Company from its Chapter 11 bankruptcy proceedings and protection. Furthermore, the Company has defaulted on other convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

2.	Significant Accounting Policies

(a)	Basis of Presentation

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(b)	Use of Estimates and Judgments

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

(c)	Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Property and Equipment

Property and equipment is measured at cost less accumulated depreciation, residual values, and impairment losses. Cost includes expenditures that are directly attributable to the acquisition of the asset. The cost of self-constructed assets includes the cost of materials and direct labor, any other costs directly attributable to bringing the asset to a working condition for the intended use and borrowing costs on qualifying assets. During their construction, items of property, plant, and equipment are classified as construction in progress. When the asset is available for use, it is transferred from construction in progress to the appropriate category of property, plant, and equipment and depreciation on the item commences.

The Company capitalizes borrowing costs on capital invested in projects under construction. Upon the asset becoming available for use, capitalized borrowing costs, as a portion of the total cost of the asset, are depreciated over the estimated useful life of the related asset.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(e)	Long-lived Assets

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

Financial instruments consist principally of cash, amounts receivable, accounts payable and accrued liabilities, advances from Alliance Growers Corp., amounts due to related parties, loans payable, convertible notes and derivative liabilities. The fair value of cash is determined based on Level 1 inputs and the fair value of derivative liabilities is determined based on Level 3 inputs. The recorded values of all other financial instruments, with the exception of non-current convertible notes, approximate their current fair values because of their nature and respective relatively short maturity dates or durations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2021, on a recurring basis: September 30, 2021

	Level 1 $	Level 2 $	Level 3 $	Total Gains (Losses) $

Derivative liabilities	-	-	472,003	(3,257,122)

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(g)	Foreign Currency Translation

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

The Company computes loss per share in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2021, there were 326,045,132 (2020 – 388,372,556) potentially dilutive shares outstanding.

(j)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at September 30, 2021 and 2020, comprehensive loss consists of foreign currency translation gains and losses.

(k)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2021 and 2020, the Company did not have any amounts recorded pertaining to uncertain tax positions.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(k)	Income Taxes (continued)

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2014 to 2021. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

(l)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Property and Equipment

Construction in progress $

Cost

Balance, September 30, 2019	441,095

Impairment	(434,601)
Change due to foreign exchange	(6,494)

Balance, September 30, 2020 and 2021	-

Accumulated depreciation

Balance, September 30, 2019, 2020 and 2021	-

Carrying value

Balance, September 30, 2020	-

Balance, September 30, 2021	-

As at September 30, 2021, and 2020, costs related to the construction of cannabis production complex were capitalized as construction in progress and not depreciated. During the year ended September 30, 2020, the Company recognized an impairment of $434,601 of the capitalized construction in progress costs due to economic uncertainty.

4.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	September 30, 2021 $	September 30, 2020 $

Accounts payable	579,851	455,310
Accrued interest payable	79,586	84,353

	659,437	539,663

During the year ended September 30, 2021, the Company recognized a write-off of accounts payable of $nil (2020 - $292,557) related to professional fees that are no longer owing.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

5.	Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 12(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At September 30, 2021, the Company has recorded accrued interest payable of $7,410 (2020 - $3,421) and the promissory note is in default. On March 10, 2021, this noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs.

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at September 30, 2021, the balance owing is $31,532 (Cdn$40,000) (2020 - $30,028 (Cdn$40,000)). These funds are interest free until December 31, 2022, at which time the remaining balance will convert to a 3-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2022, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

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

As at September 30, 2021, the carrying value of the convertible notes was $7,834 (2020 – $3,448) and had an unamortized discount of $19,233 (2020 - $23,619). During the year ended September 30, 2021, the Company recorded accretion expense of $4,386 (2020 - $3,702).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

6.	Convertible Notes (continued)

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

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $77,500 and a default penalty of $85,864. During the year ended September 30, 2021, the Company recorded an additional $253,865 of default penalties. During the year ended September 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees.

On March 12, 2021, the Company entered into a settlement agreement with the noteholder. Pursuant to the agreement, the Company was required to honour various conversion notices and the noteholder agreed to waive all principal, interest and penalties incurred.

As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $163,864) and the fair value of the derivative liability was $nil (2020 - $485,863).

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

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

6.	Convertible Notes (continued)

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $3,000 and a default penalty of $63,000.

During the year ended September 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note. As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $126,000) and the fair value of the derivative liability was $nil (2020 - $112,822).

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

During the year ended September 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note. As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $106,000) and the fair value of the derivative liability was $nil (2020 - $139,702).

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

During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. On January 14, 2021, the Company failed to repay the note upon maturity and recorded additional default principal of $53,007. As at September 30, 2021, the carrying value of the convertible note was $112,084 (2020 - $16,947), net of an unamortized discount of $nil (2020 - $61,053), and the fair value of the derivative liability was $264,481 (2020 - $110,604).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

6.	Convertible Notes (continued)

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

During the year ended September 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees. As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $46,000) and the fair value of the derivative liability was $nil (2020 - $69,320).

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

6.	Convertible Notes (continued)

During the year ended September 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees. As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $82,500) and the fair value of the derivative liability was $nil (2020 - $146,272).

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

During the year ended September 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150of the convertible note and $3,907 of accrued interest. As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $13,702), net of an unamortized discount of $nil (2020 - $52,448), and the fair value of the derivative liability was $nil (2020 - $98,579).

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

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity. As at September 30, 2021, the carrying value of the convertible note was $78,750 (2020 - $78,750) and the fair value of the derivative liability was $207,522 (2020 - $107,660).

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

6.	Convertible Notes (continued)

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

During the year ended September 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees. As at September 30, 2021, the carrying value of the convertible note was $nil (2020 - $7,314), net of an unamortized discount of $nil (2020 - $68,511), and the fair value of the derivative liability was $nil (2020 - $110,135).

(k)

On September 17, 2019, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid directly to third parties for financing costs, resulting in cash proceeds to the Company of $75,000. The note was due on September 20, 2020, and bore interest on the unpaid principal balance at a rate of 10% per annum, which increases to 22% per annum upon default of the note. The note may be converted at any time after 180 days of the date of issuance into shares of Company’s common stock at a conversion price equal to 61% of the average 2 lowest trading prices during the 10-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note was not convertible until 180 days following issuance, no derivative liability was initially recognized.

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

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2021, the Company recognized accretion expense of $nil (2020 - $10,382).

7.	Derivative Liabilities

The embedded conversion option of the Company’s convertible notes described in Note 6 contain a conversion feature that qualifies for embedded derivative classification. The fair value of this liability is re-measured at the end of every reporting period and the change in fair value is reported in the statement of operations as a gain or loss on change in fair value of derivative liabilities. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance $

Balance, September 30, 2019	-
Addition of new derivative liabilities	1,020,071
Conversion of convertible notes	(301,087)
Change in fair value of embedded conversion option	661,973

Balance, September 30, 2020	1,380,957

Conversion of convertible notes	(4,166,076)
Change in fair value of embedded conversion option	3,257,122

Balance, September 30, 2021	472,003

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at date of issuance	161%	1.19%	0%	0.87
As at September 30, 2020	296%	0.09%	0%	0.20
As at September 30, 2021	263%	0.05%	0%	1.00

8.	Related Party Transactions

(a)

As at September 30, 2021, the Company owed $547,079 (Cdn$693,998) (2020 - $453,697 (Cdn$604,366)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2021, the Company incurred consulting fees of $94,980 (2020 - $93,000) to the President of the Company.

(b)

As at September 30, 2021, the Company owed $57,940 (Cdn$73,500) (2020 - $55,177 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at September 30, 2021, the Company owed $26,960 (Cdn$34,200) (2020 – $25,674 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(d)

As at September 30, 2021, the Company owed $445,591 (Cdn$565,256) (2020 – $347,229 (Cdn$462,540)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2021, the Company incurred consulting fees of $94,980 (2020 - $93,000) to the company controlled by the Chief Financial Officer of WFS.

(e)	On October 14, 2020, the Company issued 10,000 shares of Series A Super Voting Preferred Stock to a director of the Company for proceeds of $10.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

9.	Common Stock

Year ended September 30, 2021

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

(d)	During the year ended September 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees (Note 6(b)).

(e)	During the year ended September 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest (Note 6(c)).

(f)	During the year ended September 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest (Note 6(d)).

(g)	During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees (Note 6(e)).

(h)

During the year ended September 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees (Note 6(f)).

(i)

During the year ended September 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees (Note 6(g)).

(j)	During the year ended September 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest (Note 6(h)).

(k)

During the year ended September 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees (Note 6(j)).

(l)

On October 20, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note (see Note 6(j)), which was included in common stock issuable at September 30, 2020.

(m)	On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $405 for management consulting and strategic business advisory services.

(n)	On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $720 for management consulting and strategic business advisory services.

(o)	On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $225 for management consulting and strategic business advisory services.

(p)	On February 2, 2021, the Company issued 150,000 shares of common stock with a fair value of $2,700 for management consulting and strategic business advisory services.

(q)	On March 29, 2021, the Company issued 150,000 shares of common stock with a fair value of $4,650 for management consulting and strategic business advisory services.

(r)

On May 14, 2021, the Company issued 6,961,250 units at $0.01 per unit for proceeds of $69,613. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

9.	Common Stock (continued)

(s)	On July 13, 2021, the Company issued 702,000 shares of common stock with a fair value of $17,550 for management consulting and strategic business advisory services.

(t)	On August 25, 2021, the Company issued 150,000 shares of common stock with a fair value of $3,300 for management consulting and strategic business advisory services.

(u)

On August 25, 2021, the Company issued 6,100,000 units at $0.01 per unit for proceeds of $61,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(v)

On September 22, 2021, the Company issued 2,000,000 units at $0.01 per unit for proceeds of $20,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(w)	On September 22, 2021, the Company issued 6,750,000 shares of common stock with a fair value of $236,250 pursuant to an infomercial production and broadcasting agreement (Note 12(d)).

(x)	On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000 pursuant to an infomercial production and broadcasting agreement (Note 12(f)).

(y)	On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $151,900 for marketing consulting services (Note 12(g)).

Year ended September 30, 2020

(a)	On March 24, 2020, the Company issued 78,064 shares of common stock with a fair value of $21,077 pursuant to the conversion of $10,000 of a convertible note (Note 6(k)).

(b)	On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note (Note 6(a)).

(c)	On April 2, 2020, the Company issued 136,612 shares of common stock pursuant to the conversion of $10,000 of a convertible note (Note 6(k)).

(d)	On April 16, 2020, the Company issued 351,288 shares of common stock pursuant to the conversion of $15,000 of a convertible note (Note 6(k)).

(e)	On April 30, 2020, the Company issued 423,729 shares of common stock pursuant to the conversion of $15,000 of a convertible note (Note 6(k)).

(f)	On May 4, 2020, the Company issued 508,475 shares of common stock pursuant to the conversion of $18,000 of a convertible note (Note 6(k)).

(g)	On June 30, 2020, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $800 of a convertible note (Note 6(a)).

(h)

On July 9, 2020, the Company issued 22,000 shares of common stock with a fair value of $10,780 pursuant to a consulting agreement for management consulting and strategic business advisory services for a term of 30 days.

(i)	On July 31, 2020, the Company issued a total of 4,525,000 shares of common stock pursuant to the conversions of an aggregate of $453 of a convertible note.

(j)

On July 31, 2020, the Company issued 114,286 units at $0.35 per unit for proceeds of $40,000. Each unit consisted of one share of common stock and one common share purchase warrant exercisable at $0.55 per share for a period of 24 months.

(k)	As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

10.	Preferred Stock

On October 13, 2020. The Company filed a certificate of amendment to its articles of incorporation, whereby it increased the authorized capital to 2,000,000,000shares of common stock with a par value of $0.001 per share and 1,000,000 preferred shares with a par value of $0.001. On October 14, 2020, the Company designated 10,000 preferred shares as Series A Super Voting Preferred Stock.

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

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

11.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2019	-	-

Issued	114,286	0.55

Balance, September 30, 2020	114,286	0.55

Issued	37,872,500	0.05

Balance, September 30, 2021	37,986,786	0.05

As at September 30, 2021, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

114,286	$0.55	July 16, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023
6,961,250	$0.05	May 14, 2023
6,100,000	$0.05	August 25, 2023
2,000,000	$0.05	September 24, 2023

37,986,786

12.	Commitments

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at September 30, 2021, the Company received advances of $59,122 (Cdn$75,000) (2020 - $56,303 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

(b)

On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement.The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 5(a)). In addition, the third party is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

12.	Commitments (continued)

(c)

On December 13, 2020, the Company entered into a consulting agreement with a six month term. Pursuant to the agreement, the Company will issue 75,000 shares of common stock per month in exchange for management consulting and strategic business advisory services. On June 13, 2021, the Company extended the consulting agreement for an additional six month term for the issuance of 117,000 shares of common stock per month. During the year ended September 30, 2021, the Company issued a total of 1,152,000 shares of common stock with a fair value of $28,095 pursuant to the agreement.

(d)

Effective May 13, 2021, the Company entered into a production agreement with New to the Street Group LLC. Pursuant to the terms of the agreement, New to the Street Group LLC will provide investor relations and consulting services for a period of six months. Pursuant to the agreement, the Company agreed to pay New to the Street Group LLC $3,500 upon signing, $3,500 per month and 6,750,000 restricted shares of the Company’s common stock. On September 24, 2021, the Company issued 6,750,000 shares of common stock with a fair value of $121,500.

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

(f)

Effective August 23, 2021, the Company entered into an infomercial production and broadcast agreement with New to the Street Group LLC. Pursuant to the terms of the agreement, New to the Street Group LLC will provide investor relations and consulting services for a period of 12 months. Pursuant to the agreement, the Company agreed to pay New to the Street Group LLC 6,000,000 shares of common stock for the first 3 months of the term, and $40,000 per month for the remaining 9 months, which can be paid in cash or shares of common stock at the Company’s discretion. On September 24, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $141,720.

(g)

Effective August 27, 2021, the Company entered into a consulting agreement for investor relations and consulting services for a period of 6 months. Pursuant to the agreement, the Company agreed to issue shares of common stock of the Company with a fair value of $100,000. On September 24, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $103,726.

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Year Ended September 30, 2021, and 2020

(Expressed in U.S. dollars)

13.	Income Taxes

The Company is subject to Canadian federal and provincial taxes at an approximate rate of 27% (2020 – 27%) and United States federal and state income taxes at an approximate rate of 21% (2020 – 21%). The reconciliation of the provision for income taxes at the federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2021 $	2020 $

Income tax recovery at statutory rate	(965,087)	(531,798)

Permanent differences and other	779,513	288,722

Change in valuation allowance	185,574	243,076

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2021 $	2020 $

Net operating losses carried forward	1,877,243	1,691,669
Property and equipment	52,954	52,954

Valuation allowance	(1,930,197)	(1,744,623)

Net deferred income tax asset	-	-

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

The Company has net operating losses carried forward of $7,329,575 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

	Canada $	USA $

2029	-	54,040
2030	-	101,259
2034	401,530	-
2035	740,776	1,003
2036	1,008,613	1,000
2037	1,229,859	-
2038	1,575,665	91,177
2039	272,632	493,609
2040	182,216	356,102
2041	222,571	597,523

	5,633,862	1,695,713

14.	Subsequent Event

On October 21, 2021, the Company issued 4,000,000 common shares at $0.025 per share for proceeds of $100,000.

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

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of September 30, 2021, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of September 30, 2021.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company’s previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company’s determination to its financial statements for the future periods.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of Pharmagreen Biotech Inc.

Name	Age	Position	Director Since
Peter Wojcik	50	President/Sole Director	February 2, 2018

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

Mr. Wojcik has been the President and Director of Pharmagreen Biotech, Inc. since May 2018.

Mr. Wojcik duties include making major corporate decisions, managing the overall operations and resources of a company, acting as the main point of communication between the board of directors and corporate operations, and being the public face of the company.

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

Name	Age	Position	Director Since
Peter Wojcik	50	Chief Executive Officer / Director	December 19, 2013
Terry Kwan	74	Chief Financial Officer / Director	July 22, 2015
Fawzia Afreen	55	Chief Operations Officer

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

WFS Pharmagreen Inc. (wholly owned subsidiary of Pharmagreen Biotech Inc.)

Peter Wojcik B.A. Adv., Chief Executive Officer / Director

Mr. Wojcik has been the Chief Executive Officer of WFS Pharmagreen Inc. since December 2013. Mr. Wojcik duties for WFS include day to day management of the company, oversight for the construction project development, coordinating with Engineering firms and project manager, in charge of Health Canada cannabis license application process.

Terry Kwan B. Comm., CPA, CA, Chief Financial Officer / Director

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

Name	Age	Position	Director Since
Peter Wojcik	50	Chief Executive Officer / Director	March 2, 2018

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the fiscal year September 30, 2021, and fiscal year September 30, 2020. The Board of Directors may adopt an incentive stock option plan for the executive officers that would result in additional compensation.

Summary Executive Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Salary and Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wojcik (1)(2)	2021	94,980	-0-	-0-	-0-	-0-	-0-	94,980
President, CEO, Secretary, Treasurer and Director	2020	93,000	-0-	-0-	-0-	-0-	-0-	93,000
Terry Kwan (1)(3) Principal Accounting Officer	2021	94,980	-0-	-0-	-0-	-0-	-0-	94,980
	2020	93,000	-0-	-0-	-0-	-0-	-0-	93,000
Fawzia Afreen (4)	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(3)

Mr. Kwan is the CFO and a Director of the WFS Pharmagreen Inc., wholly owned subsidiary of Pharmagreen Biotech Inc., since July 22, 2015. Mr Kwan is the Principal Accounting Officer of Pharmagreen Biotech Inc.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended September 30, 2021.

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

Compensation of Directors

During the years ended September 30, 2021, and 2020, we did not compensate any person for serving as a director.

There have never been any grants of stock options to our officers or directors.

Name	Year	Fees earned or paid in cash 0($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Wojcik	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Terry Kwan	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Fawzia Afreen	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2020	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters.

The following table sets forth certain information at September 30, 2021, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to the Company), (ii) each of the Directors, (iii) each of the Executive Officers and (iv) all of the Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 30, 2021, the Company had 381,171,269 shares of common stock and 10,000 Series A Super Voting preferred stock issued and outstanding.

Beneficial Name of Owner (1)	Number of Series A Preferred Stock	Percentage of Ownership as at September 30, 2021	Number of Common Shares After Offering	Percentage of Ownership as at September 30, 2021
Peter Wojcik(2)(7)	10,000	100%	35,077,500	9.20%
Terry Kwan(3)	-	-	5,000,000	1.31%
Fawzia Afreen(4)	-	-	2,000,000	0.52%
All Officers and Directors as a Group(5)	10,000	100%	42,077,500	11.03%
Harry Larochelle	-	-	19,926,786	5.22%
Wlaydyslaw Wojcik(6)	-	-	12,730,000	3.33%

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

(6) Wladyslaw Wojcik has 5,830,000 shares in his name that he controls and he also has 6,900,000 in W. Wojcik Medical Professional Corporation, which he controls.

(7) The shares of Series A Super Voting Preferred Stock have 20 times that number of votes on all matters submitted to the shareholders that each shareholder of our common stock is entitled to vote at each meeting of shareholders. The shares of Series A Super Voting Preferred Stock vote together with the holders of the Company’s common stock as a single class. Peter Wojcik, our sole officer and director, holds 100% of the Series A Super Voting Preferred Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

•	As at September 30, 2021, the Company owed $547,079 (Cdn$693,998 (2020 - $453,697 (Cdn$604,366)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2021, the Company incurred consulting fees of $94,980 (2020 - $93,000) to the President of the Company.

•	As at September 30, 2021, the Company owed $57,940 (Cdn$73,500) (2020 - $55,177 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

•	As at September 30, 2021, the Company owed $26,960 (Cdn$34,200) (2020 - $nil) to a Company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

•	As at September 30, 2021, the Company owed $445,591 (Cdn$565,256) (2020 – $347,229 (Cdn$462,540)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2021, the Company incurred consulting fees of $94,980 (2020 - $93,000) to the company controlled by the Chief Financial Officer of WFS.

Common Stock

Year ended September 30, 2021

•	In December 2020, the Company issued 5,400,000 units at $0.005 per unit for proceeds of $27,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

•	Between January 11 to February 16, 2021, the Company issued 16,800,000 units at $0.005 per unit for proceeds of $84,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

•	On March 1, 2021, the Company issued 611,250 units at $0.01 per unit for proceeds of $6,112 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

•	During the year ended September 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees (Note 6(b)).

•	During the year ended September 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest (Note 6(c)).

•	During the year ended September 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest (Note 6(d)).

•	During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees (Note 6(e)).

•	During the year ended September 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees (Note 6(f)).

•	During the year ended September 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees (Note 6(g)).

•	During the year ended September 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest (Note 6(h)).

•	During the year ended September 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees (Note 6(j)).

•	On October 20, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note (see Note 6(j)), which was included in common stock issuable at September 30, 2020.

•	On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $405 for management consulting and strategic business advisory services.

•	On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $720 for management consulting and strategic business advisory services.

•	On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $225 for management consulting and strategic business advisory services.

•	On February 2, 2021, the Company issued 150,000 shares of common stock with a fair value of $2,700 for management consulting and strategic business advisory services.

•	On March 29, 2021, the Company issued 150,000 shares of common stock with a fair value of $4,650 for management consulting and strategic business advisory services.

•	On May 14, 2021, the Company issued 6,961,250 units at $0.01 per unit for proceeds of $69,613. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On July 13, 2021, the Company issued 702,000 shares of common stock with a fair value of $17,550 for management consulting and strategic business advisory services.

•	On August 25, 2021, the Company issued 150,000 shares of common stock with a fair value of $3,300 for management consulting and strategic business advisory services.

•	On August 25, 2021, the Company issued 6,100,000 units at $0.01 per unit for proceeds of $61,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On September 22, 2021, the Company issued 2,000,000 units at $0.01 per unit for proceeds of $20,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On September 22, 2021, the Company issued 6,750,000 shares of common stock with a fair value of $236,250 pursuant to an infomercial production and broadcasting agreement (Note 12(d)).

•	On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000 pursuant to an infomercial production and broadcasting agreement (Note 12(f)).

•	On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $151,900 for marketing consulting services (Note 12(g))

Year ended September 30, 2020

•	On March 24, 2020, the Company issued 78,064 shares of common stock with a fair value of $21,077 pursuant to the conversion of $10,000 of a convertible note.

•	On April 1, 2020, the Company issued 6,000,000 shares of common stock pursuant to the conversion of $600 of a convertible note.

•	On April 2, 2020, the Company issued 136,612 shares of common stock with a fair value of $20,492 pursuant to the conversion of $10,000 of a convertible note.

•	On April 16, 2020, the Company issued 351,288 shares of common stock with a fair value of $38,642 pursuant to the conversion of $15,000 of a convertible note.

•	On April 30, 2020, the Company issued 423,729 shares of common stock with a fair value of $47,881 pursuant to the conversion of $15,000 of a convertible note.

•	On May 4, 2020, the Company issued 508,475 shares of common stock with a fair value of $33,915 pursuant to the conversion of $18,000 of a convertible note.

•	On June 30, 2020, the Company issued 8,000,000 shares of common stock pursuant to the conversion of $800 of a convertible note.

•	On July 9, 2020, the Company issued 22,000 shares of common stock with a fair value of $10,780 for management consulting and strategic business advisory services.

•	On July 31, 2020, the Company issued 4,525,000 shares of common stock pursuant to the conversions of an aggregate of $453 of a convertible note.

•	On July 31, 2020, the Company issued 114,286 units at $0.35 per unit for proceeds of $40,000. Each unit consisted of one share of common stock and one common share purchase warrant exercisable at $0.55 per share until July 16, 2022.

•	As at September 30, 2020, the Company received a conversion notice for 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note.

Item 14. Principal Accounting Fees and Services.

During the fiscal year ended September 30, 2021, we incurred $33,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2021, and reviews of our financial statements for the quarters ended December 30, 2020, March 31, 2021, and June 30, 2021 and $1,850 in other fees relating to prospectus filings.

During the fiscal year ended September 30, 2020, we incurred $23,250 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2020, and reviews of our financial statements for the quarters ended December 30, 2019, March 31, 2020, and June 30, 2020.

During the fiscal years ended September 30, 2021, and 2020, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit Number	Description

(3)	Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation and Bylaws dated November 26, 2007, as previously filed with the SEC on March 20, 2019.

3.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019.

3.3	Securities Exchange Agreement dated April 12, 2018, by and among Air Transport Group Holdings Inc. and WFS Pharmagreen Inc., as previously filed with the SEC on March 20, 2019.

3.4	Articles of Incorporation and Bylaws dated December 19, 2013 for WFS Pharmagreen Inc. as previously filed with the SEC on March 20, 2019.

3.5	Articles of Incorporation and Bylaws dated March 2, 2018 for BC1155097 as previously filed with the SEC on March 20, 2019.

3.6	Articles of Incorporation and Bylaws dated August 2, 2018 for BC1174505 as previously filed with the SEC on March 20, 2019.

(10)	Material Contracts

10.1	Option Agreement with Alliance Growers January 25, 2019 as previously filed with the SEC on March 20, 2019.

10.2	Equity Purchase Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019.

10.3	Registration Rights Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principle Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

(32)	Section 1350 Certifications

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principle Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmagreen Biotech Inc

BY:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

/s/ Terry Kwan
Terry Kwan
Principle Accounting Officer

Dated: December 29, 2021

