Form 10-Q
period 2021-12-31
Pharmagreen Biotech Inc.
filed 2022-02-22
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 21, 2022, we had 397,221,269 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2021

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2021	September 30, 2021
	$	$
	(Unaudited)
Assets

Current assets

Cash	10,474	25,300
Amounts receivable	62	290
Prepaid expenses and deposits (Note 11)	347,217	347,491
Total assets	357,753	373,081

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	699,454	659,437
Advances from Alliance Growers Corp. (Note 12(a))	59,258	59,122
Loans payable (Note 4)	40,000	40,000
Convertible notes – current portion (Note 5)	190,834	190,834
Derivative liabilities (Note 6)	237,729	472,003
Due to related parties (Note 7)	673,680	605,019
Total current liabilities	1,900,955	2,026,415

Loan payable (Note 4)	31,604	31,532
Convertible notes, net of unamortized discount of $17,434 and $19,233, respectively (Note 5)	9,633	7,834
Total liabilities	1,942,192	2,065,781

Stockholders’ deficit

Preferred stock
Authorized: 1,000,000 shares, $0.001 par value; 10,000 and nil shares issued and outstanding, respectively	10	10
Common stock
Authorized: 2,000,000,000 shares, $0.001 par value; 385,171,269 and 381,171,269 shares issued and outstanding, respectively	385,171	381,171
Additional paid-in capital	9,768,572	9,680,572
Accumulated other comprehensive loss	(10,841)	(8,378)
Deficit	(11,680,693)	(11,699,417)
Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,537,781)	(1,646,042)

Non-controlling interest	(46,658)	(46,658)

Total stockholders’ deficit	(1,584,439)	(1,692,700)

Total liabilities and stockholders’ deficit	357,753	373,081

Nature of business and continuance of operations (Note 1)
Contingency (Note 4)
Commitments (Note 12)
Subsequent event (Note 13)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31, 2021 $	Three months ended December 31, 2020 $

Expenses

Consulting fees (Note 7)	139,528	50,140
Foreign exchange loss (gain)	576	(11,106)
General and administrative	27,213	24,412
Professional fees	31,459	33,508
Salaries and wages	4,884	4,670
Total expenses	203,660	101,624

Net loss before other income (expense)	(203,660)	(101,624)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(1,799)	(72,376)
Interest and finance costs (Notes 4 and 5)	(10,091)	(36,230)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	234,274	(674,912)
Gain on settlement on convertible notes	-	468,032

Total other income (expense)	222,384	(315,486)

Net income (loss)	18,724	(417,110)

Less: net loss attributable to non-controlling interest	-	1

Net income (loss) attributable to Pharmagreen Biotech Inc.	18,724	(417,109)

Comprehensive loss

Foreign currency translation loss	(2,463)	(42,455)

Comprehensive income (loss) attributable to Pharmagreen Biotech Inc.	16,261	(459,564)

Basic and diluted income (loss) per share attributable to Pharmagreen Biotech Inc. stockholders	0.00	(0.00)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	384,214,747	157,102,642

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

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive		Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	income (loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of shares for cash, net of issuance costs	–	-	4,000,000	4,000	-	88,000	-	-	-	92,000

Foreign currency translation loss	–	-	–	-	-	-	(2,463)	-	-	(2,463)

Net income for the period	–	-	–	-	-	-		18,724	-	18,724

Balance, December 31, 2021	10,000	10	385,171,269	385,171	-	9,768,572	(10,841)	(11,680,693)	(46,658)	(1,584,439)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31, 2021 $	Three months ended December 31, 2020 $

OPERATING ACTIVITIES
Net income (loss)	18,724	(417,110)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	1,799	72,376
(Gain) loss on change in fair value of derivative liabilities	(234,274)	674,912
Gain on settlement of convertible note	-	(468,032)
Shares issued for services	-	1,355

Changes in non-cash operating assets and liabilities:
Amounts receivable	228	498
Prepaid expenses and deposits	274	-
Accounts payable and accrued liabilities	40,017	93,862
Due to related parties	24,702	37,759

Net cash used in operating activities	(148,530)	(4,380)

FINANCING ACTIVITIES

Proceeds from issuance of units	-	27,000
Proceeds from issuance of preferred shares	-	10
Proceeds from issuance of shares, net of issuance costs	92,000	-
Proceeds from loans from related parties	50,000	33,646
Repayment of loans from related parties	(6,041)	-

Net cash provided by financing activities	135,959	60,656

Effect of foreign exchange rate changes on cash	(2,255)	(38,708)

Change in cash	(14,826)	17,568

Cash, beginning of period	25,300	12,196

Cash, end of period	10,474	29,764

Non-cash investing and financing activities:

Common stock issuable pursuant to conversion of convertible notes	-	1,612,053

Supplemental disclosures:
Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2021, the Company has not earned any revenues from operations, has a working capital deficit of $1,543,202, and has an accumulated deficit of $11,680,693. During the three months ended December 31, 2021, the Company used cash flows for operations of $148,530. Furthermore, the Company has defaulted on convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

December 31, 2021

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

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the equity component of convertible notes, fair value of derivative liabilities, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to, 12 months from the end of the reporting period.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(Expressed in U.S. dollars)

(unaudited)

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	December 31, 2021 $	September 30, 2021 $

Accounts payable	611,215	579,851
Accrued interest payable	88,239	79,586
	699,454	659,437

4.	Note and Loan Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 12(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At December 31, 2021, the Company has recorded accrued interest payable of $8,415 (September 30, 2021 - $7,410) and the promissory note is in default.  On March 10, 2021, this noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. The Company believes that the claim has no merit and intends to defend its position vigorously.

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at December 31, 2021, the balance owing is $31,604 (Cdn$40,000) (September 30, 2021 - $31,532 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

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

As at December 31, 2021, the carrying value of the convertible notes was $9,633 (September 30, 2021 – $7,834) and had an unamortized discount of $17,434 (September 30, 2021 - $19,233). During the three months ended December 31, 2021, the Company recorded accretion expense of $1,799 (2020 - $793).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(Expressed in U.S. dollars)

(unaudited)

5.	Convertible Notes (continued)

(b)

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

During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. On January 14, 2021, the Company failed to repay the note upon maturity and recorded additional default principal of $53,007. As at December 31, 2021, the carrying value of the convertible note was $112,084 (September 30, 2021 - $112,084), and the fair value of the derivative liability was $132,829 (September 30, 2021 - $264,481).

(c)

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

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity. As at December 31, 2021, the carrying value of the convertible note was $78,750 (September 30, 2021 - $78,750) and the fair value of the derivative liability was $104,900 (September 30, 2021 - $207,522).

6.	Derivative Liabilities

The embedded conversion option of the Company’s convertible notes described in Note 5 contain a conversion feature that qualifies for embedded derivative classification. The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on change in fair value of derivative liabilities. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

Balance $
Balance, September 30, 2021	472,003

Change in fair value of embedded conversion option	(234,274)

Balance, December 31, 2021	237,729

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at December 31, 2021	150%	0.39%	0%	0.75

7.	Related Party Transactions

(a)

As at December 31, 2021, the Company owed $565,608 (Cdn$715,868) (September 30, 2021 - $547,079 (Cdn$693,998)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2021, the Company incurred consulting fees of $23,808 (2020 - $23,018) to the President of the Company.

(b)

As at December 31, 2021, the Company owed $108,072 (Cdn$136,783) (September 30, 2021 - $57,940 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at December 31, 2021, the Company owed $27,021 (Cdn$34,200) (September 30, 2021 – $26,960 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(d)

As at December 31, 2021, the Company owed $469,870 (Cdn$594,697) (September 30, 2021 – $445,591 (Cdn$565,256)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2021, the Company incurred consulting fees of $23,808 (2020 - $23,018) to the company controlled by the Chief Financial Officer of WFS.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(Expressed in U.S. dollars)

(unaudited)

8.	Common Stock

Three months ended December 31, 2021

On October 21, 2021, the Company issued 4,000,000 shares of common stock at $0.025 per common stock for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

9.	Preferred Stock

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

December 31, 2021

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

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2021 and December 31, 2021	37,986,786	0.05
Number of warrants	Exercise price	Expiry date

114,286	$0.55	July 16, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023
6,961,250	$0.05	May 14, 2023
6,100,000	$0.05	August 25, 2023
2,000,000	$0.05	September 24, 2023

37,986,786

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

December 31, 2021

(Expressed in U.S. dollars)

(unaudited)

11.	Memorandum of Understanding

On July 25 2021, the Company entered into a Memorandum of Understanding (“MOU”) to acquire all the assets and cannabis business operation, including 12 acres of property, structure and cannabis licenses, existing sales channels and distribution networks, from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state-of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2,400,000 to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. As at December 31, 2021, the Company has advanced $33,100 under the MOU, which will be applied against the final purchase price upon completion of a definitive agreement. This amount has been included in prepaid expenses and deposits. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

12.	Commitments

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at December 31, 2021, the Company received advances of $59,258 (Cdn$75,000) (September 30, 2021 - $59,122 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

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

(c)

Effective May 14, 2021, the Company entered into a Software as a Service Agreement with Novation Solutions Inc. (“DealMaker”) to effect the Company’s planned Regulation A offering, including the set-up of an automated tracking, signing, and reconciliation portal.The Company will pay DealMaker $3,000 upon signing the agreement, $7,000 30 days prior to launching the portal, and a post launch monthly fee of $1,000.

(d)

Effective August 23, 2021, the Company entered into an infomercial production and broadcast agreement with New to the Street Group LLC. Pursuant to the terms of the agreement, New to the Street Group LLC will provide investor relations and consulting services for a period of 12 months. Pursuant to the agreement, the Company agreed to pay New to the Street Group LLC 6,000,000 shares of common stock for the first 3 months of the term, and $40,000 per month for the remaining 9 months, which can be paid in cash or shares of common stock at the Company’s discretion. On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000.

(e)

Effective August 27, 2021, the Company entered into a consulting agreement for investor relations and consulting services for a period of 6 months. Pursuant to the agreement, the Company agreed to issue shares of common stock of the Company with a fair value of $100,000. On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $147,560.

13.	Subsequent Events

(a)

On January 12, 2022, the Company entered into a consulting agreement with a six month term. Pursuant to the agreement, the Company will issue 1,000,000 shares of common stock in exchange for management consulting and strategic business advisory services. On January 21, 2022, the Company issued a total of 1,000,000 shares of common stock pursuant to the agreement.

(b)

On January 18, 2022, the Company entered into a consulting agreement with a six month term. Pursuant to the agreement, the Company will issue shares of common stock of the Company with a fair value of Cdn$100,000 in exchange for consultation communication and media services. In addition, the Company may choose to pay a bonus if certain predetermine milestones is met during the term of the agreement. On January 19, 2022, the Company issued a total of 6,800,000 shares of common stock pursuant to the agreement.

(c)

On January 18, 2022, the Company entered into a consulting agreement with a six month term. Pursuant to the agreement, the Company will issue 1,800,000 shares of common stock in exchange for strategic and business development advisory services. On January 19, 2022, the Company issued a total of 1,800,000 shares of common stock pursuant to the agreement.

(d)

On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(e)	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

(f)

On February 7, 2022, the Company entered into a consulting agreement with a six month term. Pursuant to the agreement, the Company will issue 1,000,000 shares of common stock in exchange for market awareness services. On February 10, 2022, the Company issued a total of 1,000,000 shares of common stock pursuant to the agreement.

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

On July 25, 2021, the Company entered into a Memorandum of Understanding to acquire all the assets and cannabis business operation (includes 12 acres property, structure and cannabis licenses, existing sales channels and distribution networks) from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state-of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2.4 million to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

The recent outbreak of the novel coronavirus COVID-19, which was declared a pandemic by the World Health Organization on March 11, 2020,has led to adverse impacts on the U.S. and global economies, disruptions of financial markets, and created uncertainty regarding potential impacts to the Company’s supply chain, operations, and customer demand. The COVID-19 pandemic has impacted and could further impact the Company’s operations and the operations of the Company’s suppliers and vendors as a result of quarantines, facility closures, and travel and logistics restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity, and impact of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company’s customers, suppliers, and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. The management team is closely following the progression of COVID-19 and its potential impact on the Company. Even after the COVID-19 pandemic has subsided, the Company may experience adverse impacts to its business as a result of any economic recession or depression that has occurred or may occur in the future. Therefore, the Company cannot reasonably estimate the impact at this time our business, liquidity, capital resources and financial results.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at December 31, 2021, the Company has a working capital deficit of $1,543,202 and an accumulated deficit of $11,680,693. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2021, we had $10,474 in cash, amounts receivable of $62, and prepaid expenses and deposits of $347,217, as compared to $25,300 in cash, amounts receivable of $290 and prepaid expenses and deposits of $347,491 as of September 30, 2021. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended December 31, 2021

We had no revenue for the three months ended December 31, 2021 and 2020.

Operating expenses in the three months ended December 31, 2021 were $203,660 as compared to operating expenses for the three months ended December 31, 2020 of $101,624. The net increase in expenses during the current period is mainly due to an increase in consulting fees from $50,140 in 2020 to $139,528 in 2021, which was mainly related to an infomercial production agreement entered into with New to the Street Group LLC on May 13, 2021.

We incurred a comprehensive income of $16,261 during the three months ended December 31, 2021, compared to a comprehensive loss of $459,564 during the three months ended December 31, 2020. The decrease in comprehensive loss in 2021 was mainly attributable to a change in fair value of derivative liabilities from a loss of $674,912 in 2020 to a gain of $234,274 in 2021, as the Company had significantly more convertible debt in the prior year which resulted in more fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the three months ended December 31, 2021 and 2020, we incurred a net income of $18,724 and a net loss of $417,110 respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2021 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On October 29, 2020 a second note holder filed a statement of claim. This lender, as of December 24, 2020, has completely converted the full amount of the note of $100,000, interest of $8,690 and penalty and fees aggregating $19,500.

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

Pharmagreen Biotech Inc.

Dated February 22, 2022	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

