Form 10-Q
period 2022-03-31
Pharmagreen Biotech Inc.
filed 2022-05-16
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 16, 2022, we had 404,221,269 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Six Months Ended March 31, 2022

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2022	September 30, 2021
	$	$
	(unaudited)
Assets

Current assets

Cash	3,045	25,300
Amounts receivable	70	290
Prepaid expenses and deposits (Notes 11 and 12)	195,288	347,491

Total assets	198,403	373,081

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	721,228	659,437
Advances from Alliance Growers Corp. (Note 12(a))	60,055	59,122
Loans payable (Note 4)	40,000	40,000
Convertible notes – current portion, net of unamortized discount of $14,282 and $nil, respectively (Note 5)	206,552	190,834
Derivative liabilities (Notes 5 and 6)	816,657	472,003
Due to related parties (Note 7)	712,535	605,019

Total current liabilities	2,557,027	2,026,415

Loans payable (Note 4)	32,029	31,532
Convertible notes, net of unamortized discount of $15,271 and $19,233, respectively (Note 5)	11,797	7,834

Total liabilities	2,600,853	2,065,781

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 shares issued and outstanding	10	10
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 397,221,269 and 381,171,269 shares issued and outstanding, respectively (Note 8)	397,221	381,171
Additional paid-in capital (Note 8)	9,991,722	9,680,572
Accumulated other comprehensive loss	(28,311)	(8,378)
Deficit	(12,716,434)	(11,699,417)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(2,355,792)	(1,646,042)

Non-controlling interest	(46,658)	(46,658)

Total stockholders’ deficit	(2,402,450)	(1,692,700)

Total liabilities and stockholders’ deficit	198,403	373,081

Nature of business and continuance of operations (Note 1)
Commitments and contingency (Note 12)
Subsequent event (Note 13)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended March 31, 2022 $	Three months ended March 31, 2021 $	Six months ended March 31, 2022 $	Six months ended March 31, 2021 $
Expenses

Consulting fees (Note 7)	424,363	56,053	563,891	106,193
Foreign exchange loss	(3,657)	(2,801)	(3,081)	(13,907)
General and administrative	20,904	19,248	48,117	43,660
Professional fees	12,115	59,451	43,574	92,959
Salaries and wages	5,135	4,998	10,019	9,668

Total expenses	458,860	136,949	662,520	238,573

Net loss before other income (expenses)	(458,860)	(136,949)	(662,520)	(238,573)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(2,893)	(13,246)	(4,692)	(85,622)
Interest and finance costs (Note 4 and 5)	(10,071)	(626,807)	(20,162)	(663,037)
Loss on change in fair value of derivative liabilities (Note 6)	(563,917)	(2,509,926)	(329,643)	(3,184,838)
Gain on settlement on convertible notes	-	145,494	-	613,526

Total other income (expense)	(576,881)	(3,004,485)	(354,497)	(3,319,971)

Net loss	(1,035,741)	(3,141,434)	(1,017,017)	(3,558,544)

Less: net loss attributable to non-controlling interest	-	44	-	45

Net loss attributable to Pharmagreen Biotech Inc.	(1,035,741)	(3,141,390)	(1,017,017)	(3,558,499)

Comprehensive loss

Foreign currency translation loss	(17,470)	(12,744)	(19,933)	(55,199)

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(1,053,211)	(3,154,134)	(1,036,950)	(3,613,698)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.00)	(0.01)	(0.00)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	394,410,713	307,043,543	389,278,687	231,249,242

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

							Accumulated
					Common	Additional	other		Non -	Total
	Preferred stock		Common stock		stock	paid-in	comprehensive		controlling	stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	income (loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2020	-	-	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	-	-	5,400,000	5,400	-	21,600	-	-	-	27,000

Issuance of preferred shares for cash	10,000	10	-	-	-	-	-	-	-	10

Issuance of common stock pursuant to the conversion of convertible notes	-	-	144,315,380	144,316	(180,000)	1,647,737	-	-	-	1,612,053

Issuance of common stock for services	-	-	90,000	90	-	1,265	-	-	-	1,355

Foreign currency translation loss	-	-	-	-	-	-	(42,455)	-	-	(42,455)

Net loss for the period	-	-	-	-	-	-	-	(417,109)	(1)	(417,110)

Balance, December 31, 2020	10,000	10	245,611,669	245,612	-	5,637,863	(5,776)	(7,584,455)	(46,506)	(1,753,252)

Issuance of units for cash	-	-	17,411,250	17,411	6,113	72,701	-	-	-	96,225

Issuance of common stock pursuant to the conversion of convertible notes	-	-	84,845,100	84,845	-	2,848,372	-	-	-	2,933,217

Issuance of common stock for services	-	-	300,000	300	-	7,020	-	-	-	7,320

Foreign currency translation loss	-	-	-	-	-	-	(12,744)	-	-	(12,744)

Net loss for the period	-	-	-	-	-	-	-	(3,141,390)	(44)	(3,141,434)

Balance, March 31, 2021	10,000	10	348,168,019	348,168	6,113	8,565,956	(18,520)	(10,725,845)	(46,550)	(1,870,668)
Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of shares for cash, net of issuance costs	-	-	4,000,000	4,000	-	88,000	-	-	-	92,000

Foreign currency translation loss	-	-	-	-	-	-	(2,463)	-	-	(2,463)

Net income for the period	-	-	-	-	-	-	-	18,724	-	18,724

Balance, December 31, 2021	10,000	10	385,171,269	385,171	-	9,768,572	(10,841)	(11,680,693)	(46,658)	(1,584,439)

Issuance of shares for cash	-	-	1,450,000	1,450	-	25,050	-	-	-	26,500

Issuance of common shares for services	-	-	10,600,000	10,600	-	198,100	-	-	-	208,700

Foreign currency translation loss	-	-	-	-	-	-	(17,470)	-	-	(17,470)

Net loss for the period	-	-	-	-	-	-	-	(1,035,741)	-	(1,035,741)

Balance, March 31, 2022	10,000	10	397,221,269	397,221	-	9,991,722	(28,311)	(12,716,434)	(46,658)	(2,402,450)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six months ended March 31, 2022	Six months ended March 31, 2021

OPERATING ACTIVITIES

Net loss	(1,017,017)	(3,558,544)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	4,692	85,622
Financing fees and default penalties	-	663,037
Gain on settlement of convertible note	-	(613,526)
Loss on change in fair value of derivative liabilities	329,643	3,184,838
Shares issued for services	208,700	8,675

Changes in non-cash operating assets and liabilities:
Accounts receivable	220	34
Prepaid expenses and deposits	152,203	3,754
Accounts payable and accrued liabilities	61,791	84,334
Due to related parties	55,450	36,232

Net cash used in operating activities	(204,318)	(105,544)

FINANCING ACTIVITIES

Proceeds from issuance of convertible note	30,000	-
Proceeds from issuance of units	-	123,225
Proceeds from issuance of preferred shares	-	10
Proceeds from issuance of shares, net of issuance costs	118,500	-
Proceeds from loans from related party	66,912	33,646
Repayment of loans from related parties	(14,846)	-

Net cash provided by financing activities	200,566	156,881

Effect of foreign exchange rate changes on cash	(18,503)	(50,018)

Change in cash	(22,255)	1,319

Cash, beginning of period	25,300	12,196

Cash, end of period	3,045	13,515

Non-cash investing and financing activities:

Common shares issued for settlement of convertible notes	-	4,545,270

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2022, the Company has not earned any revenues from operations, has a working capital deficit of $2,358,624, and has an accumulated deficit of $12,716,434. During the six months ended March 31, 2022, the Company used cash flows for operations of $204,318. Furthermore, the Company has defaulted on convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

2.	Significant Accounting Policies (continued)

(b)	Basis of Presentation

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

(d)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations

3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2022 $	September 30, 2021 $

Accounts payable	622,554	579,851
Accrued interest payable	98,674	79,586

Balance, March 31, 2022	721,228	659,437

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

4.	Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 12(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At March 31, 2022, the Company has recorded accrued interest payable of $9,402 (September 30, 2021 - $7,410) and the promissory note is in default. Refer to Note 12(j).

(b)

 On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at March 31, 2022, the balance owing is $32,029 (Cdn$40,000) (September 30, 2021 - $31,532 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

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

During the year ended September 30, 2018, the Company issued 31,745,000 shares of common stock upon the conversion of $3,174 of Series A convertible notes, which included 18,000,000 common shares to the President of the Company and 5,320,000 common shares to family members of the President of the Company. Upon conversion, the Company immediately recognized the related remaining debt discount of $3,112 as accretion expense.

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

As at March 31, 2022, the carrying value of the convertible notes was $11,797 (September 30, 2021 – $7,834) and had an unamortized discount of $15,271 (September 30, 2021 - $19,233). During the six months ended March 31, 2022, the Company recorded accretion expense of $3,963 (2021 - $1,744).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

5.	Convertible Notes (continued)

(b)

On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid for financing costs, resulting in net proceeds to the Company of $75,000. The note was due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: 65% of the lowest trading price during the 20-trading day period prior to the issuance date; or (ii) 65% of the lowest trading price during the 20-trading day period prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $76,330. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $74,500, resulting in a loss on change in fair value of derivative liabilities of $1,830, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,000.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $16,447.

During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. On January 14, 2021, the Company failed to repay the note upon maturity and recorded additional default principal of $53,007. As at March 31, 2022, the carrying value of the convertible note was $112,084 (September 30, 2021 - $112,084), and the fair value of the derivative liability was $447,469 (September 30, 2021 - $264,481).

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

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity. As at March 31, 2022, the carrying value of the convertible note was $78,750 (September 30, 2021 - $78,750) and the fair value of the derivative liability was $359,055 (September 30, 2021 - $207,522).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

5.	Convertible Notes (continued)

(d)

On March 11, 2022, the Company entered into a convertible note with an unrelated party for $30,000, with an advance on January 18, 2022 for the full amount. The note is due on January 18, 2023, and bears interest on the unpaid principal balance at a rate of 10% per annum. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the closing price on the day of receiving the notice to convert. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $15,011, which reduced the carrying value of the convertible note to $14,989. The carrying value will be accreted over the term of the convertible note up to its face value of $30,000.

As at March 31, 2022, the carrying value of the convertible note was $15,718 (September 30, 2021 - $nil), had an unamortized discount of $14,282 (September 30, 2021 - $nil), and the fair value of the derivative liability was $10,133 (September 30, 2021 - $nil). During the six months ended March 31, 2022, the Company recorded accretion expense of $729.

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

Balance, September 30, 2021	472,003

Additions	15,011
Change in fair value of embedded conversion option	329,643

Balance, March 31, 2022	816,657

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)
As at March 11, 2022	149%	1.22%	0%	0.86
As at March 31, 2022	101%	1.63%	0%	0.52

7.	Related Party Transactions

(a)

As at March 31, 2022, the Company owed $603,681 (Cdn$753,911) (September 30, 2021 - $547,079 (Cdn$693,998)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2022, the Company incurred consulting fees of $47,495 (2021 - $47,384) to the President of the Company.

(b)

As at March 31, 2022, the Company owed $108,854 (Cdn$135,943) (September 30, 2021 - $57,940 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at March 31, 2022, the Company owed $27,385 (Cdn$34,200) (September 30, 2021 – $26,960 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

7.	Related Party Transactions(continued)

(d)

As at March 31, 2022, the Company owed $497,614 (Cdn$621,448) (September 30, 2021 – $445,591 (Cdn$565,256)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2022, the Company incurred consulting fees of $47,495 (2021 - $47,384) to the company controlled by the Chief Financial Officer of WFS.

8.	Common Stock

Six months ended March 31, 2022

(a)	On October 21, 2021, the Company issued 4,000,000 shares of common stock at $0.025 per share for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

(b)

On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(c)	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

(d)	On January 19, 2022, the Company issued 6,800,000 shares of common stock with a fair value of $136,000 for consultation communication and media services (Note 12(g)).

(e)	On January 19, 2022, the Company issued 1,800,000 shares of common stock with a fair value of $36,000 for strategic and business development advisory services (Note 12(h)).

(f)	On January 21, 2022, the Company issued 1,000,000 shares with a fair value of $19,700 for management consulting and strategic business advisory services (Note 12(f)).

(g)	On February 10, 2022, the Company issued 1,000,000 shares of common stock with a fair value of $17,000 for market awareness services (Note 12(i)).

9.	Preferred Stock

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

9.	Preferred Stock (continued)

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

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series A Super Voting Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Certificate of Incorporation or Bylaws.

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

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2021	37,986,786	0.05

Issued	650,000	0.05

Balance, March 31, 2022	38,636,786	0.05

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

10.	Share Purchase Warrants (continued)

Number of warrants	Exercise price	Expiry date
114,286	$0.55	July 16, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023
6,961,250	$0.05	May 14, 2023
6,100,000	$0.05	August 25, 2023
2,000,000	$0.05	September 24, 2023
650,000	$0.05	January 19, 2024
38,636,786

11.	Memorandum of Understanding

On July 25 2021, the Company entered into a Memorandum of Understanding (“MOU”) to acquire all the assets and cannabis business operation, including 12 acres of property, structure and cannabis licenses, existing sales channels and distribution networks, from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state- of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2,400,000 to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. As at March 31, 2022, the Company has advanced $68,100 (September 30, 2021 - $nil) under the MOU, which will be applied against the final purchase price upon completion of a definitive agreement. This amount has been included in prepaid expenses and deposits. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

12.	Commitments and Contingency

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at March 31, 2022, the Company received advances of $60,055 (Cdn$75,000) (September 30, 2021 - $59,122 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

12.	Commitments and Contingency (continued)

(b)

On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 4(a)). In addition, the Company is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

(c)

Effective May 14, 2021, the Company entered into a Software as a Service Agreement with Novation Solutions Inc. (“DealMaker”) to effect the Company’s planned Regulation A offering, including the set-up of an automated tracking, signing, and reconciliation portal. The Company will pay DealMaker $3,000 upon signing the agreement, $7,000 30 days prior to launching the portal, and a post launch monthly fee of $1,000. The monthly fee will automatically renew each month for the shorter of the duration of the offering period, or one year.

(d)

Effective August 23, 2021, the Company entered into an infomercial production and broadcast agreement with New to the Street Group LLC. Pursuant to the terms of the agreement, New to the Street Group LLC will provide investor relations and consulting services in consideration for 6,000,000 shares of common stock for the first 3 months and, at the option of the Company, at $40,000 per month for a further 9 months, which can be paid in cash or shares of common stock at the Company’s discretion. On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000. During the six months ended March 31, 2022, the Company recognized consulting fees of $210,000 pursuant to the agreement. As at March 31, 2021, the Company has recognized $nil (September 30, 2021 – $188,137) in prepaid expenses and deposits.

(e)

Effective August 27, 2021, the Company entered into a consulting agreement for investor relations and consulting services for a period of 6 months. Pursuant to the agreement, the Company agreed to issue shares of common stock of the Company with a fair value of $100,000. On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $147,560. During the six months ended March 31, 2022, the Company recognized consulting fees of $95,763 pursuant to the agreement. As at March 31, 2021, the Company has recognized $nil (September 30, 2021 – $95,763) in prepaid expenses and deposits.

(f)

On January 12, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 1,000,000 shares of common stock in exchange for management consulting and strategic business advisory services. On January 21, 2022, the Company issued a total of 1,000,000 shares of common stock with a fair value of $19,700 pursuant to the agreement (Note 8(f)). As at March 31, 2022, the Company recognized $11,210 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the six months ended March 31, 2022, the Company recognized consulting fees of $8,490 (2021 - $nil) pursuant to the agreement.

(g)

On January 18, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue shares of common stock of the Company with a fair value of Cdn$100,000 in exchange for consultation communication and media services. In addition, the Company may choose to pay a bonus if certain predetermine milestones is met during the term of the agreement. On January 19, 2022, the Company issued a total of 6,800,000 shares of common stock with a fair value of $136,000 pursuant to the agreement (Note 8(d)). As at March 31, 2022, the Company recognized $81,901 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the six months ended March 31, 2022, the Company recognized consulting fees of $54,099 (2021 - $nil) pursuant to the agreement.

(h)

On January 18, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 1,800,000 shares of common stock in exchange for strategic and business development advisory services. On January 19, 2022, the Company issued a total of 1,800,000 shares of common stock with a fair value of $36,000 pursuant to the agreement (Note 8(e)). As at March 31, 2022, the Company recognized $21,680 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the six months ended March 31, 2022, the Company recognized consulting fees of $14,320 (2021 - $nil) pursuant to the agreement.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2022

(Expressed in U.S. dollars)

(Unaudited)

12.	Commitments and Contingency (continued)

(i)

On February 7, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 1,000,000 shares of common stock in exchange for market awareness services. On February 10, 2022, the Company issued a total of 1,000,000 shares of common stock with a fair value of $17,000 pursuant to the agreement (Note 8(g)). As at March 31, 2022, the Company recognized $12,398 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the six months ended March 31, 2022, the Company recognized consulting fees of $4,602 (2021 - $nil) pursuant to the agreement.

(j)

On March 10, 2021, a noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. The Company believes that the claim has no merit and intends to defend its position vigorously.

13.	Subsequent Event

On May 3, 2022, the Company issued 7,000,000 shares of common stock for consulting services.

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

On August 7, 2020, our company (including subsidiaries) filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada, Case No. 20-13886.

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

On July 25, 2021, the Company entered into a Memorandum of Understanding to acquire all the assets and cannabis business operations (includes 12 acres property, structure and cannabis licenses, existing sales channels and distribution networks) from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state-of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2.4 million to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at March 31, 2022, the Company has a working capital deficit of $2,358,624 and an accumulated deficit of $12,716,434. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2022, we had $3,045 in cash, amounts receivable of $70, and prepaid expenses and deposits of $195,288, as compared to $25,300 in cash, amounts receivable of $290 and prepaid expenses and deposits of $347,491 as of September 30, 2021. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended March 31, 2022

We had no revenue for the three months ended March 31, 2022 and 2021.

Operating expenses in the three months ended March 31, 2022 were $458,860 as compared to operating expenses for the three months ended March 31, 2021 of $136,949. The net increase in expenses during the current period is mainly due to an increase in consulting fees from $56,053 in 2021 to $424,363 in 2022, which was mainly related to an infomercial production agreement entered into with New to the Street Group LLC on May 13, 2021 and August 23, 2021.

We incurred a comprehensive loss of $1,053,211 during the three months ended March 31, 2022, compared to a comprehensive loss of $3,154,134 during the three months ended March 31, 2021. The decrease in comprehensive loss in 2022 was mainly attributable to a change in fair value of derivative liabilities from a loss of $2,509,926 in 2021 to a loss of $563,917 in 2022, as the Company had significantly more convertible debt in the prior year which resulted in more fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the three months ended March 31, 2022 and 2021, we incurred a net loss of $1,035,741 and $3,141,434 respectively.

Six Months Ended March 31, 2022

We had no revenue for the six months ended March 31, 2022 and 2021.

Operating expenses in the six months ended March 31, 2022 were $662,520 as compared to operating expenses for the six months ended March 31, 2021 of $238,573. The net increase in expenses during the current period is mainly due to an increase in consulting fees from $106,193 in 2021 to $563,891 in 2022, which was mainly related to infomercial production agreements entered into with New to the Street Group LLC on May 13, 2021 and August 23, 2021.

We incurred a comprehensive loss of $1,036,950 during the six months ended March 31, 2022, compared to a comprehensive loss of $3,613,698 during the six months ended March 31, 2021. The decrease in comprehensive loss in 2022 was mainly attributable to a change in fair value of derivative liabilities from a loss of $3,184,838 in 2021 to a loss of $329,643 in 2022, as we had significantly more convertible debt in the prior year which resulted in more fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt and a decrease in interest and finance costs from $663,037 in 2021 to $20,162 in 2022 due to a lower overall face value of outstanding convertible debentures in the current period compared to last year. The decreases were offset by a gain of $613,526 for a settlement of convertible notes in 2021 that was a one-time settlement.

During the six months ended March 31, 2022 and 2021, we incurred a net loss of $1,017,017 and $3,558,544 respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 4. Mine Safety Disclosure.

N/A

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit Number	Description

(3)	Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation and Bylaws dated November 26, 2007, as previously filed with the SEC on March 20, 2019.

3.2	Articles of Merger dated, October 30, 2008 (Azure International, Inc./ Air Transport Group Holding, Inc. as previously filed with the SEC on March 20, 2019.

3.3	Securities Exchange Agreement dated April 12, 2018, by and among Air Transport Group Holdings Inc. and WFS Pharmagreen Inc., as previously filed with the SEC on March 20, 2019.

3.4	Articles of Incorporation and Bylaws dated December 19, 2013 for WFS Pharmagreen Inc. as previously filed with the SEC on March 20, 2019.

3.5	Articles of Incorporation and Bylaws dated March 2, 2018 for BC1155097 as previously filed with the SEC on March 20, 2019.

3.6	Articles of Incorporation and Bylaws dated August 2, 2018 for BC1174505 as previously filed with the SEC on March 20, 2019.

(10)	Material Contracts

10.1	Option Agreement with Alliance Growers January 25, 2019 as previously filed with the SEC on March 20, 2019.

10.2	Equity Purchase Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019.

10.3	Registration Rights Agreement with Oscaleta Partners LLC as previously filed with the SEC on December 2, 2019.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Principle Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.*

(32)	Section 1350 Certifications

32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principle Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Included in Exhibit 31.1

** Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pharmagreen Biotech Inc.

Dated May 16, 2022	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

