Form 10-Q
period 2022-06-30
Pharmagreen Biotech Inc.
filed 2022-08-17
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2022, we had 424,421,269 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2022

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2022	September 30, 2021
		$ $
	(unaudited)
Assets
Current assets

Cash	24,262	25,300
Amounts receivable	316	290
Prepaid expenses and deposits (Notes 11 and 12)	166,592	347,491

Total assets	191,170	373,081

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	731,287	659,437
Advances from Alliance Growers Corp. (Note 12(a))	58,216	59,122
Loans payable (Note 4)	40,000	40,000
Convertible notes – current portion, net of unamortized discount of $10,805 and $nil, respectively (Note 5)	210,029	190,834
Derivative liabilities (Notes 5 and 6)	306,591	472,003
Due to related parties (Note 7)	644,568	605,019

Total current liabilities	1,990,691	2,026,415

Loans payable (Note 4)	31,049	31,532
Loans payable to related parties (Note 7)	92,692	-
Convertible notes, net of unamortized discount of $12,591 and $19,233, respectively (Note 5)	14,476	7,834

Total liabilities	2,128,908	2,065,781

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 shares issued and outstanding	10	10
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 424,421,269 and 381,171,269 shares issued and outstanding, respectively (Note 8)	424,421	381,171
Common stock issuable	18,692	-
Additional paid-in capital (Note 8)	10,117,722	9,680,572
Accumulated other comprehensive income (loss)	12,574	(8,378)
Accumulated deficit	(12,464,499)	(11,699,417)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,891,080)	(1,646,042)

Non-controlling interest	(46,658)	(46,658)

Total stockholders’ deficit	(1,937,738)	(1,692,700)

Total liabilities and stockholders’ deficit	191,170	373,081

Nature of business and continuance of operations (Note 1)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30, 2022 $	Three months ended June 30, 2021 $	Nine months ended June 30, 2022 $	Nine months ended June 30, 2021 $
Expenses

Consulting fees (Note 7)	198,081	190,794	761,972	296,987
Foreign exchange loss (gain)	12,310	(3,044)	9,229	(16,951)
General and administrative	16,345	20,716	64,462	64,376
Professional fees	10,186	18,829	53,760	111,788
Salaries and wages	4,296	5,085	14,315	14,753

Total expenses	241,218	232,380	903,738	470,953

Net loss before other income (expenses)	(241,218)	(232,380)	(903,738)	(470,953)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(6,156)	(1,179)	(10,848)	(86,801)
Interest and finance costs (Note 4 and 5)	(10,757)	(10,087)	(30,919)	(673,124)
Gain (loss) on change in fair value of derivative liabilities (Note 6)	510,066	101,418	180,423	(3,083,420)
Gain on settlement on convertible notes	-	-	-	613,526

Total other income (expense)	493,153	90,152	138,656	(3,229,819)

Net income (loss)	251,935	(142,228)	(765,082)	(3,700,772)

Less: net loss attributable to non-controlling interest	-	83	-	128

Net income (loss) attributable to Pharmagreen Biotech Inc.	251,935	(142,145)	(765,082)	(3,700,644)

Comprehensive income (loss)

Foreign currency translation gain (loss)	40,885	(13,215)	20,952	(68,414)

Comprehensive income (loss) attributable to Pharmagreen Biotech Inc.	292,820	(155,360)	(744,130)	(3,769,058)

Basic income (loss) per share attributable to Pharmagreen Biotech Inc. stockholders	0.00	(0.00)	(0.00)	(0.01)

Diluted income (loss) per share attributable to Pharmagreen Biotech Inc. stockholders	0.00	(0.00)	(0.00)	(0.01)

Weighted average number of shares outstanding used in the calculation of net income (loss) per share attributable to Pharmagreen Biotech Inc.
Basic	406,566,324	351,763,390	395,041,232	271,420,624
Diluted	613,471,911	351,763,390	395,041,232	271,420,624

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive income		Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	(loss) $	Deficit $	interest $	deficit

Balance, September 30, 2020	–	-	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	–	-	5,400,000	5,400	-	21,600	-	-	-	27,000

Issuance of preferred shares for cash	10,000	10	–	-	-	-	-	-	-	10

Issuance of common stock pursuant to the conversion of convertible notes	–	-	144,315,380	144,316	(180,000)	1,647,737	-	-	-	1,612,053

Issuance of common stock for services	–	-	90,000	90	-	1,265	-	-	-	1,355

Foreign currency translation loss	–	-	–	-	-	-	(42,455)	-	-	(42,455)

Net loss for the period	–	-	–	-	-	-	-	(417,109)	(1)	(417,110)

Balance, December 31, 2020	10,000	10	245,611,669	245,612	-	5,637,863	(5,776)	(7,584,455)	(46,506)	(1,753,252)

Issuance of units for cash	–	-	17,411,250	17,411	6,113	72,701	-	-	-	96,225

Issuance of common stock pursuant to the conversion of convertible notes	–	-	84,845,100	84,845	-	2,848,372	-	-	-	2,933,217

Issuance of common stock for services	–	-	300,000	300	-	7,020	-	-	-	7,320

Foreign currency translation loss	–	-	–	-	-	-	(12,744)	-	-	(12,744)

Net loss for the period	–	-	–	-	-	-	-	(3,141,390)	(44)	(3,141,434)

Balance, March 31, 2021	10,000	10	348,168,019	348,168	6,113	8,565,956	(18,520)	(10,725,845)	(46,550)	(1,870,668)

Issuance of units for cash	–	-	6,961,250	6,961	(6,113)	62,585	-	-	-	63,433

Shares issuable for services	–	-	–	-	121,500	-	-	-	-	121,500

Foreign currency translation loss	–	-	–	-	-	-	(13,215)	-	-	(13,215)

Net income for the period	–	-	–	-	-	-	-	(142,145)	(83)	(142,228)

Balance, June 30, 2021	10,000	10	355,129,269	355,129	121,500	8,628,541	(31,735)	(10,867,990)	(46,633)	(1,841,178)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit (continued)

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive income	Accumulated	Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	(loss) $	deficit $	interest $	deficit
Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of common stock for cash, net of issuance costs	–	-	4,000,000	4,000	-	88,000	-	-	-	92,000

Foreign currency translation loss	–	-	–	-	-	-	(2,463)	-	-	(2,463)

Net income for the period	–	-	–	-	-	-	-	18,724	-	18,724

Balance, December 31, 2021	10,000	10	385,171,269	385,171	-	9,768,572	(10,841)	(11,680,693)	(46,658)	(1,584,439)

Issuance of common stock for cash	–	-	1,450,000	1,450	-	25,050	-	-	-	26,500

Issuance of common stock for services	–	-	10,600,000	10,600	-	198,100	-	-	-	208,700

Foreign currency translation loss	–	-	–	-	-	-	(17,470)	-	-	(17,470)

Net loss for the period	–	-	–	-	-	-	-	(1,035,741)	-	(1,035,741)

Balance, March 31, 2022	10,000	10	397,221,269	397,221	-	9,991,722	(28,311)	(12,716,434)	(46,658)	(2,402,450)

Issuance of common stock for services	–	-	7,000,000	7,000	-	77,700	-	-	-	84,700

Issuance of units for cash	–	-	20,200,000	20,200	-	48,300	-	-	-	68,500

Common stock issuable for services	–	-	–	-	18,692	-	-	-	-	18,692

Foreign currency translation income	–	-	–	-	-	-	40,885	-	-	40,885

Net income for the period	–	-	–	-	-	-	-	251,935	-	251,935

Balance, June 30, 2022	10,000	10	424,421,269	424,421	18,692	10,117,722	12,574	(12,464,499)	(46,658)	(1,937,738)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine months ended June 30, 2022 $	Nine months ended June 30, 2021 $

OPERATING ACTIVITIES

Net loss	(765,082)	(3,700,772)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	10,848	86,801
Financing fees and default penalties	-	673,124
Gain on settlement of convertible note	-	(613,526)
(Gain) loss on change in fair value of derivative liabilities	(180,423)	3,083,420
Common stock issued or issuable for services	312,092	130,175

Changes in non-cash operating assets and liabilities:
Accounts receivable	(26)	207
Prepaid expenses and deposits	180,899	3,754
Accounts payable and accrued liabilities	71,850	120,273
Due to related parties	35,533	65,307

Net cash used in operating activities	(334,309)	(151,237)

FINANCING ACTIVITIES

Proceeds from issuance of convertible note	30,000	-
Proceeds from issuance of units	75,000	186,725
Proceeds from issuance of preferred shares	-	10
Proceeds from issuance of common stock, net of issuance costs	112,000	-
Proceeds from loans from related party	111,554	33,646
Repayment of loans from related parties	(14,846)	-

Net cash provided by financing activities	313,708	220,381

Effect of foreign exchange rate changes on cash	19,563	(62,122)

Change in cash	(1,038)	7,022

Cash, beginning of period	25,300	12,196

Cash, end of period	24,262	19,218

Non-cash investing and financing activities:

Common shares issued for settlement of convertible notes	-	4,545,270
Derivative liability upon issuance of convertible notes	15,011	-

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2022, the Company has not earned any revenues from operations, has a working capital deficit of $1,799,521, and has an accumulated deficit of $12,464,499. During the nine months ended June 30, 2022, the Company used cash flows for operations of $334,309. Furthermore, the Company has defaulted on convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

June 30, 2022

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

3. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2022 $	September 30, 2021 $

Accounts payable	621,933	579,851
Accrued interest payable	109,354	79,586

Balance	731,287	659,437

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

(Expressed in U.S. dollars)

(Unaudited)

4. Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 12(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At June 30, 2022, the Company has recorded accrued interest payable of $10,399 (September 30, 2021 - $7,410) and the promissory note is in default. Refer to Note 12(l).

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at June 30, 2022, the balance owing is $31,049 (Cdn$40,000) (September 30, 2021 - $31,532 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

5. Convertible Notes

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement (Refer to Note 12(b)). The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At June 30, 2022, the Company has recorded accrued interest payable of $10,399 (September 30, 2021 - $7,410) and the promissory note is in default.  Refer to Note 12(l).

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

As at June 30, 2022, the carrying value of the convertible notes was $14,476 (September 30, 2021 – $7,834) and had an unamortized discount of $12,591 (September 30, 2021 - $19,233). During the nine months ended June 30, 2022, the Company recorded accretion expense of $6,642 (2021 - $2,923).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

As at June 30, 2022, the carrying value of the convertible note was $112,084 (September 30, 2021 - $112,084), and the fair value of the derivative liability was $163,760 (September 30, 2021 - $264,481).

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

As at June 30, 2022, the carrying value of the convertible note was $78,750 (September 30, 2021 - $78,750) and the fair value of the derivative liability was $129,035 (September 30, 2021 - $207,522).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

As at June 30, 2022, the carrying value of the convertible note was $19,195 (September 30, 2021 - $nil), had an unamortized discount of $10,805 (September 30, 2021 - $nil), and the fair value of the derivative liability was $13,796 (September 30, 2021 - $nil). During the nine months ended June 30, 2022, the Company recorded accretion expense of $4,206.

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

Balance, September 30, 2021	472,003

Additions	15,011
Change in fair value of embedded conversion option	(180,423)

Balance, June 30, 2022	306,591

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at March 11, 2022	149%	1.22%	0%	0.86
As at June 30, 2022	157%	2.51%	0%	0.50

7. Related Party Transactions

(a)

As at June 30, 2022, the Company owed $587,516 (Cdn$756,897) (September 30, 2021 - $547,079 (Cdn693,998)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2022, the Company incurred consulting fees of $70,992 (2021 - $72,171) to the President of the Company.

(b)

As at June 30, 2022, the Company owed $57,052 (Cdn$73,500) (September 30, 2021 - $57,940 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at June 30, 2022, the Company owed $27,308 (Cdn$35,181) (September 30, 2021 – $26,960 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

(Expressed in U.S. dollars)

(Unaudited)

7. Related Party Transactions (continued)

(d)

As at June 30, 2022, the Company owed $506,538 (Cdn$652,573) (September 30, 2021 – $445,591 (Cdn$565,256)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2022, the Company incurred consulting fees of $70,992 (2021 - $72,171) to the company controlled by the Chief Financial Officer of WFS.

(e)

On June 1, 2022, the Company entered into a loan agreement with the father of the President of the Company with a principal of $50,000, which bears interest at 10% per annum, is unsecured and due on June 1, 2026.

(f)

On June 1, 2022, the Company entered into a loan agreement with the father of the President of the Company with a principal of $42,692 (Cdn$55,000), which bears interest at 10% per annum, is unsecured and due on June 1, 2026.

8. Common Stock

Nine months ended June 30, 2022

(a)	On October 21, 2021, the Company issued 4,000,000 shares of common stock at 0.025 per share for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

(b)

On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(c)	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

(d)	On January 19, 2022, the Company issued 6,800,000 shares of common stock with a fair value of $136,000 for consultation communication and media services (Note 12(g)).

(e)	On January 19, 2022, the Company issued 1,800,000 shares of common stock with a fair value of $36,000 for strategic and business development advisory services (Note 12(h)).

(f)	On January 21, 2022, the Company issued 1,000,000 shares with a fair value of $19,700 for management consulting and strategic business advisory services (Note 12(f)).

(g)	On February 10, 2022, the Company issued 1,000,000 shares of common stock with a fair value of $17,000 for market awareness services (Note 12(i)).

(h)	On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 for market awareness services (Note 12(j)).

(i)

On June 8, 2022, the Company issued 20,200,000 units at $0.0025 per unit for proceeds of $68,500. Each unit is comprised of one share of common stock and one purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

(Expressed in U.S. dollars)

(Unaudited)

9. Preferred Stock (continued)

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

10. Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2021	37,986,786	0.05

Issued	20,850,000	0.05

Balance, June 30, 2022	58,836,786	0.05

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

(Expressed in U.S. dollars)

(Unaudited)

10. Share Purchase Warrants (continued)

Number of warrants	Exercise price	Expiry date

114,286	$0.55	July 16, 2022
400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023
6,961,250	$0.05	May 14, 2023
6,100,000	$0.05	August 25, 2023
2,000,000	$0.05	September 24, 2023
650,000	$0.05	January 19, 2024
20,200,000	$0.05	June 8, 2024

58,836,786

11. Memorandum of Understanding

On July 25 2021, the Company entered into a Memorandum of Understanding (“MOU”) to acquire all the assets and cannabis business operation, including 12 acres of property, structure and cannabis licenses, existing sales channels and distribution networks, from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state- of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2,400,000 to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. As at June 30, 2022, the Company has advanced $87,100 (September 30, 2021 - $nil) under the MOU, which will be applied against the final purchase price upon completion of a definitive agreement. This amount has been included in prepaid expenses and deposits. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

12. Commitments and Contingency

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at June 30, 2022, the Company received advances of $58,216 (Cdn$75,000) (September 30, 2021 - $59,122 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2022

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

(d)

Effective August 23, 2021, the Company entered into an infomercial production and broadcast agreement with New to the Street Group LLC. Pursuant to the terms of the agreement, New to the Street Group LLC will provide investor relations and consulting services in consideration for 6,000,000 shares of common stock for the first 3 months and, at the option of the Company, at $40,000 per month for a further 9 months, which can be paid in cash or shares of common stock at the Company’s discretion. On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000. During the nine months ended June 30, 2022, the Company recognized consulting fees of $210,000 pursuant to the agreement. As at June 30, 2022, the Company has recognized $nil (September 30, 2021 – $188,137) in prepaid expenses and deposits.

(e)

Effective August 27, 2021, the Company entered into a consulting agreement for investor relations and consulting services for a period of 6 months. Pursuant to the agreement, the Company agreed to issue shares of common stock of the Company with a fair value of $100,000. On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $147,560. During the nine months ended June 30, 2022, the Company recognized consulting fees of $95,763 pursuant to the agreement. As at June 30, 2022, the Company has recognized $nil (September 30, 2021 – $95,763) in prepaid expenses and deposits.

(f)

On January 12, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 1,000,000 shares of common stock in exchange for management consulting and strategic business advisory services. On January 21, 2022, the Company issued a total of 1,000,000 shares of common stock with a fair value of $19,700 pursuant to the agreement (Note 8(f)). As at June 30, 2022, the Company recognized $1,305 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2022, the Company recognized consulting fees of $18,395 (2021 - $nil) pursuant to the agreement.

(g)

On January 18, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue shares of common stock of the Company with a fair value of Cdn$100,000 in exchange for consultation communication and media services. In addition, the Company may choose to pay a bonus if certain predetermine milestones is met during the term of the agreement. On January 19, 2022, the Company issued a total of 6,800,000 shares of common stock with a fair value of $136,000 pursuant to the agreement (Note 8(d)). As at June 30, 2022, the Company recognized $13,525 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2022, the Company recognized consulting fees of $122,475 (2021 - $nil) pursuant to the agreement.

(h)

On January 18, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 1,800,000 shares of common stock in exchange for strategic and business development advisory services. On January 19, 2022, the Company issued a total of 1,800,000 shares of common stock with a fair value of $36,000 pursuant to the agreement (Note 8(e)). As at June 30, 2022, the Company recognized $3,580 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2022, the Company recognized consulting fees of $32,420 (2021 - $nil) pursuant to the agreement.

12. Commitments and Contingency (continued)

(i)

On February 7, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 1,000,000 shares of common stock in exchange for market awareness services. On February 10, 2022, the Company issued a total of 1,000,000 shares of common stock with a fair value of $17,000 pursuant to the agreement (Note 8(g)). As at June 30, 2022, the Company recognized $3,852 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2022, the Company recognized consulting fees of $13,148 (2021 - $nil) pursuant to the agreement.

(j)

On May 2, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 7,000,000 shares of common stock in exchange for market awareness services. On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 pursuant to the agreement (Note 8(h)). As at June 30, 2022, the Company recognized $57,230 (September 30, 2021 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2022, the Company recognized consulting fees of $27,470 (2021 - $nil) pursuant to the agreement.

(k)

On May 20, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,000,000 shares of common stock in exchange for public relations and communications services. If both parties agree to continue the agreement for another 6 months, the Company will issue common stock of the Company with a fair value of $80,000. As at June 30, 2022, the shares of common stock have not been issued and the Company recognized $18,692 (September 30, 2021 - $nil) in common stock issuable. During the nine months ended June 30, 2022, the Company recognized consulting fees of $18,692 (2021 - $nil) pursuant to the agreement.

(l)

On March 10, 2021, a noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. The plaintiff filed for an oral argument to be heard by the State of New York Supreme Court on September 15, 2022. The Company believes that the claim has no merit and intends to defend its position vigorously.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at June 30, 2022, the Company has a working capital deficit of $1,799,521 and an accumulated deficit of $12,464,499. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2022, we had $24,262 in cash, amounts receivable of $316, and prepaid expenses and deposits of $166,592, as compared to $25,300 in cash, amounts receivable of $290 and prepaid expenses and deposits of $347,491 as of September 30, 2021. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended June 30, 2022

We had no revenue for the three months ended June 30, 2022 and 2021.

Operating expenses in the three months ended June 30, 2022 were $241,218 which was consistent with operating expenses for the three months ended June 30, 2021 of $232,380.

We earned a comprehensive income of $292,820 during the three months ended June 30, 2022, compared to a comprehensive loss of $155,360 during the three months ended June 30, 2021. The increase in comprehensive income in 2022 was mainly attributable to a change in fair value of derivative liabilities from a gain of $101,418 in 2021 to a gain of $510,066 in 2022, which resulted from fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the three months ended June 30, 2022 and 2021, we recognized net income of $251,935 and a net loss of $142,145, respectively.

Nine Months Ended June 30, 2022

We had no revenue for the nine months ended June 30, 2022 and 2021.

Operating expenses in the nine months ended June 30, 2022 were $903,738 as compared to operating expenses for the nine months ended June 30, 2021 of $470,953. The net increase in expenses during the current period is mainly due to an increase in consulting fees from $296,987 in 2021 to $761,972 in 2022, which was mainly related various infomercial production agreements, management consulting and strategic business advisory services consulting agreements entered into, and an increase in foreign exchange loss from a gain of $16,951 in 2021 to a loss of $9,229 in 2022.

We incurred a comprehensive loss of $744,130 during the nine months ended June 30, 2022, compared to a comprehensive loss of $3,769,058 during the nine months ended June 30, 2021. The decrease in comprehensive loss in 2022 was mainly attributable to a change in fair value of derivative liabilities from a loss of $3,083,420 in 2021 to a gain of $180,423 in 2022, as we had significantly more convertible debt in the prior year which resulted in more fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt and a decrease in interest and finance costs from $673,124 in 2021 to $30,919 in 2022 due to a lower overall face value of outstanding convertible debentures in the current period compared to last year. The decreases were offset by a gain of $613,526 for a settlement of convertible notes in 2021 that was a one-time settlement.

During the nine months ended June 30, 2022 and 2021, we incurred a net loss of $765,082 and $3,700,644 respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of June 30, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sadler Gibb & Associates LLC, our independent auditors, are not required to and have not performed an assessment of our internal controls over financial reporting.

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

On March 10, 2021, a noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. The plaintiff filed for an oral argument to be heard by the State of New York Supreme Court on September 15, 2022. The Company believes that the claim has no merit and intends to defend its position vigorously.

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

Pharmagreen Biotech Inc.

Dated August 17, 2022	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

