Form 10-K
period 2022-09-30
Pharmagreen Biotech Inc.
filed 2023-01-17
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

Securities registered pursuant to section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Non-accelerated Filer	☒
Accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of class: Common stock

Trading symbol: PHBI

Name of each exchange on which registered: OTC

As at March 31, 2022, the last business day of the registrant's most recently completed fiscal second quarter, the aggregate market value of the registrant's outstanding common shares held by non-affiliates was approximately $6,505,862, which was calculated based on 342,413,769 common shares outstanding held by non-affiliates at the closing price of the registrant's common shares on the OTC Pinks on such date. As at March 31, 2022 the total issued and outstanding shares of the registrant was 397,221,269 common shares.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 16, 2023, we had 454,760,969 shares of common stock issued and outstanding.

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

In 2021, the Company had changed its business development from Canada to the United States, as it was determined that the opportunities in the hemp and cannabis industries were much greater in the United States, specifically California.

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

In 2022, the Cannabis market in California entered a regression stage with prices for the raw materials dropping below production costs including greatly diminished demand for the sun grown raw material. Because of the current state of the Cannabis market in California, the company has put the acquisition on hold.  The Company plans to move forward with the biotech complex infrastructure capable of producing tissue cultured high CBD hemp starter plantlets, once the economy turns around.

Focusing on immediate revenues, the Company has been and is currently formulating its nutraceutical products from blends of therapeutic plants and fungi.  Utilizing the Company’s expertise in plant genetics, Pharmagreen’s transgenic program uses the newest technology available to research and create nutraceuticals, for daily supplements with the potential to help, support and improve human lives, and to address a wide variety of ailments.

Pharmagreen's first new product, MaxGenomic(TM) Supplement, is a proprietary blend, formulated in the U. S. A., of nine medicinal mushrooms and six medicinal plants to help support the human mind and body. This supplement is produced in a U.S.A cGMP facility, in enteric capsules to enhance the bioavailability of the MaxGenomic(TM) supplement.

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

Immediately prior to closing of the Agreement, the majority shareholder of the Company was also the majority shareholder of WFS. As a result of the common ownership upon closing of the transaction, the acquisition was considered a common-control transaction and was outside the scope of the business combination guidance in ASC 805-50. The entities are deemed to be under common control as of February 27, 2018, which was the date that the majority shareholder acquired control of the Company and, therefore, held control over both companies. On May 2, 2018, the Share Exchange Agreement was effected. In connection with this transaction, the Company changed its name on May 8, 2018 to Pharmagreen Biotech Inc. and changed its year end from April 30 to September 30.

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

On March 10, 2021, the promissory note holder referred to in Note 4 (a) of the accompanying consolidated financial statements filed a Notice of Motion For Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021 plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On October 20, 2021, the promissory note holder filed an Amended Notice of Motion for Summary Judgment in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs and attorney fees. The plaintiff filed for an oral argument which was heard by the State of New York Supreme Court on September 15, 2022 and is pending a final decision. The Company believes the claim is without merit, as evidenced by the initial claim being dismissed by the same courts, and will vigorously defend its position.

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

As of September 30, 2022, we had 442,260,969 shares of our Common Stock issued and outstanding held by approximately 217 stockholders of record. To date, we have not paid dividends on our Common Stock.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at September 30, 2022, the Company has a working capital deficit of $1,703,176 and an accumulated deficit of $12,574,895. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2022, we had $8,016 in cash, amounts receivable of $383, and prepaid expenses and deposits of $200,572, as compared to $25,300 in cash, amounts receivable of $290 and prepaid expenses and deposits of $347,491 as of September 30, 2021. The primary reason for the decrease in cash was due to the increase in cash used in operating activities, while prepaids and deposits decreased due to fewer shares being issued in advance to consultants as payment for their future services. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

We had no revenue for the years ended September 30, 2022 and 2021.

Total operating expenses for the fiscal year ended September 30, 2022 was $1,101,493 compared to operating expenses for the fiscal year ended September 30, 2021, of $744,064. In addition to operating expenses, we had other income $225,998 during the fiscal year ended September 30, 2022 compared to incurring other expenses of $3,788,160 for the fiscal year ended September 30, 2021.  During the fiscal year ended September 30, 2022, we incurred a net loss of $875,478 compared to a net loss of $4,532,071 for the year ended September 30, 2021.  The decrease in net loss for the fiscal year ended September 30, 2022 compared to September 30, 2021 was mainly due to the following:

•	A decrease in accretion of discount of convertible notes from $88,264 in 2021 to $18,465 in 2022 due to the decrease in the convertible notes balance from $198,668 in 2021 to $120,038 in 2022;
•	A decrease in interest and finance costs from $680,714 in 2021 to $28,780 in 2022 due to the decrease in finance and commitment fees from $250,000 in 2021 to $nil in 2022, a decrease in loan interest from $108,851 in 2021 to $28,780 in 2022, and a decrease in default penalties on convertible notes from $321,863 in 2021 to $nil in 2022; and
•	A change in fair value of derivative liabilities from loss of $3,257,122 in 2021 to a gain of $215,620 in 2022 due to a court judgement ordering the surrender of a convertible note’s conversion rights, leading to the derecognition of its derivative liability.

The increase was partially offset by the following:

•	An increase in consulting fees from $526,522 in 2021 to $924,625 in 2022 due to a larger number of consulting agreements entered into in 2022; and
•	A decrease in recovery of default penalties from $237,940 in 2021 to $57,613 in 2022 due to the derecognition of a default penalty relating to the court judgement of a convertible note.

During the year ended September 30, 2022, and 2021, we incurred a net loss of $0.00 and $0.02 per share, respectively.

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

Item 8. Financial Statements and Supplementary Data

PHARMAGREEN BIOTECH INC.

Consolidated Financial Statements

Years Ended September 30, 2022, and 2021

(Expressed in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Pharmagreen Biotech Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pharmagreen Biotech Inc. (“the Company”) as of September 30, 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Matter #1

Critical Audit Matter Description

As described further in Notes 5 and 6 of the financial statements, during the year ended September 30, 2022, and in prior periods, the Company issued convertible notes and warrants that required management to assess whether the conversion features of the convertible notes required bifurcation and separate valuation as a derivative liability, and whether the warrants required accounting treatment as derivative liabilities. The Company determined that the conversion features of certain of its convertible notes and issued in financing arrangements required to be accounted for as derivative liabilities. The derivative liabilities were recorded at fair value when issued and subsequently re-measured to fair value upon settlement or at the end of each reporting period. The Company utilized a Cox-Ross-Rubinstein binomial lattice pricing model to determine the fair value of the derivative liabilities, which uses certain assumptions related to exercise price, term, expected volatility, and risk- free interest rate.

We identified auditing the determination and valuation of the derivative liabilities as a critical audit matter due to the significant judgements used by the Company in determining whether the embedded conversion features and warrants required derivative accounting treatment and the significant judgements used in determining the fair value of the derivative liabilities. Auditing the determination and valuation of the derivative liabilities involved a high degree of auditor judgement, and specialized skills and knowledge were needed.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures included the following, among others:

•

We inspected and reviewed debt agreements, conversion notices, and settlement agreements to evaluate the Company's determination of whether derivative accounting was required, including assessing and evaluating management's application of relevant accounting standards to such transactions.

•	We tested the reasonableness of the assumptions used by the Company in the binomial option model, including exercise price, expected term, expected volatility, and risk-free interest rate.

•	We tested the accuracy and completeness of data used by the Company in developing the assumptions used in the binomial option model.

•	We developed an independent expectation for comparison to the Company's estimate, which included developing our own binomial option model and assumptions.

•

We evaluated the accuracy and completeness of the Company's presentation of these instruments in the financial statements and related disclosures in Notes 5 and 6, including evaluating whether such disclosures were in accordance with relevant accounting standards.

Professionals with specialized skill and knowledge were utilized by the Firm to assist in the evaluation of the Company estimate of fair value and the development of our own independent expectation.

/s/ Sadler, Gibb & Associates, LLC

We have served as the Company’s auditor since 2022

Draper, UT

January 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Pharmagreen Biotech Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Pharmagreen Biotech Inc. (the “Company”) as of September 30, 2021, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended and related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2021, and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to fraud or error. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting. As part of our audit, we are required to obtain an understanding of the Company’s internal controls over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to fraud or error, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Saturna Group Chartered Professional Accountants LLP

We have served as the Company’s auditor since 2017

Vancouver, Canada

December 29, 2021

PHARMAGREEN BIOTECH INC.

Consolidated Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2022	September 30, 2021
	$	$

Assets

Current assets

Cash	8,016	25,300
Amounts receivable	383	290
Prepaid expenses and deposits (Notes 11 and 12)	200,572	347,491

Total assets	208,971	373,081

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	724,876	659,437
Advances from Alliance Growers Corp. (Note 12(a))	54,847	59,122
Loans payable (Note 4)	99,077	40,000
Convertible notes – current portion, net of unamortized discount of $15,781 and $nil, respectively (Note 4 and 5)	120,038	190,834
Derivative liabilities (Notes 4, 5 and 6)	271,394	472,003
Due to related parties (Note 7)	641,915	605,019

Total current liabilities	1,912,147	2,026,415

Loans payable (Note 4)	29,252	31,532
Loans payable to related parties (Note 7)	90,221	-
Convertible notes, net of unamortized discount of $nil and $19,233, respectively (Note 4 and 5)	-	7,834

Total liabilities	2,031,620	2,065,781

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 shares issued and outstanding (Note 9)	10	10
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 442,260,969 and 381,171,269 shares issued and outstanding, respectively (Note 8)	442,261	381,171
Common stock issuable (Note 12)	1,130	-
Additional paid-in capital (Note 8)	10,261,777	9,680,572
Accumulated other comprehensive income (loss)	93,753	(8,378)
Deficit	(12,574,895)	(11,699,417)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,775,964)	(1,646,042)

Non-controlling interest	(46,685)	(46,658)

Total stockholders’ deficit	(1,822,649)	(1,692,700)

Total liabilities and stockholders’ deficit	208,971	373,081

Nature of business and continuance of operations (Note 1)
Commitments and contingency (Note 12)
Subsequent events (Note 14)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

	Year ended September 30, 2022 $	Year ended September 30, 2021 $

Expenses

Consulting fees (Note 7 and 12)	924,625	526,522
Foreign exchange loss (gain)	31,745	(8,665)
General and administrative	65,560	79,422
Professional fees	63,088	127,352
Salaries and wages	16,475	19,433

Total expenses	1,101,493	744,064

Net loss before other income (expenses)	(1,101,493)	(744,064)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(18,465)	(88,264)
Interest and finance costs (Note 4 and 5)	(28,780)	(680,714)
Gain (loss) on change in fair value of derivative liabilities (Note 4 and 6)	215,620	(3,257,122)
Recovery of default penalties (Note 4 and 5)	57,613	237,940

Total other income (expense)	225,988	(3,788,160)

Net loss	(875,505)	(4,532,224)

Less: net loss attributable to non-controlling interest	27	153

Net loss attributable to Pharmagreen Biotech Inc.	(875,478)	(4,532,071)

Comprehensive income (loss)

Foreign currency translation loss	(102,131)	(45,057)

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(977,609)	(4,577,128)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.00)	(0.02)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	403,732,631	293,706,579

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive		Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	income (loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2020	-	-	95,806,289	95,806	180,000	3,967,261	36,679	(7,167,346)	(46,505)	(2,934,105)

Issuance of units for cash	-	-	37,872,500	37,873	-	229,853	-	-	-	267,726

Issuance of preferred shares for cash	10,000	10	-	-	-	-	-	-	-	10

Issuance of common stock pursuant to the conversion of convertible notes	-	-	229,160,480	229,160	(180,000)	4,874,116	-	-	-	4,923,276

Issuance of common stock for services	-	-	18,332,000	18,332	-	609,342	-	-	-	627,674

Foreign currency translation loss	-	-	-	-	-	-	(45,057)	-	-	(45,057)

Net loss for the year	-	-	-	-	-	-	-	(4,532,071)	(153)	(4,532,224)

Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of common stock for services	-	-	36,100,000	36,100	-	423,800	-	-	-	459,900

Issuance of units for cash	-	-	25,650,000	25,650	-	161,350	-	-	-	187,000

Common stock issuable for services	-	-	-	-	1,130	-	-	-	-	1,130

Common stock returned and cancelled	-	-	(660,300)	(660)	-	(3,945)	-	-	-	(4,605)

Foreign currency translation loss	-	-	-	-	-	-	102,131	-	-	102,131

Net income for the year	-	-	-	-	-	-	-	(875,478)	(27)	(875,505)

Balance, September 30, 2022	10,000	10	442,260,969	442,261	1,130	10,261,777	93,753	(12,574,895)	(46,685)	(1,822,649)

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

	Year ended September 30, 2022	Year ended September 30, 2021
	$	$

OPERATING ACTIVITIES

Net loss	(875,505)	(4,532,224)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	18,465	88,264
Financing fees and default penalties (recovery)	(57,613)	680,714
Gain on settlement of convertible note	-	(237,940)
Loss on change in fair value of derivative liabilities	(215,620)	3,257,122
Common stock issued or issuable for services	461,030	627,674

Changes in non-cash operating assets and liabilities:
Accounts receivable	(93)	5
Prepaid expenses and deposits	146,920	(343,737)
Accounts payable and accrued liabilities	65,439	147,658
Due to related parties	30,409	106,383

Net cash used in operating activities	(426,568)	(206,081)

FINANCING ACTIVITIES

Proceeds from issuance of convertible note	30,000	-
Proceeds from issuance of units	187,000	267,726
Proceeds from issuance of preferred shares	-	10
Proceeds from loans from related party	111,554	33,646
Repayment of loans from related parties	(14,846)	(43,884)

Net cash provided by financing activities	313,708	257,498

Effect of foreign exchange rate changes on cash	95,576	(38,313)

Change in cash	(17,284)	13,104

Cash, beginning of year	25,300	12,196

Cash, end of year	8,016	25,300

Non-cash investing and financing activities:

Issuance of common stock for consulting fees included in prepaid expenses	111,722	347,491
Issuance of common stock pursuant to conversion of convertible notes	-	5,103,276
Common stock issuable pursuant to conversion of convertible notes	-	(180,000)

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Consolidated Financial Statements

Years Ended September 30, 2022, and 2021

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

Going Concern

These consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2022, the Company has not earned any revenues from operations, has a working capital deficit of $1,703,176 (2021 – $1,653,334), and has an accumulated deficit of $12,574,895 (2021 – $11,699,417). During the year ended September 30, 2022, the Company incurred a net loss of $875,478 (2021 - $4,532,071) and used cash flows for operations of $426,568 (2021 – $206,081). Furthermore, the Company has defaulted on other convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

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

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to 12 months from the end of the reporting period.

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

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

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

The following table presents assets and liabilities that are measured and recognized at fair value as of September 30, 2022, on a recurring basis:

September 30, 2022

	Level 1 $	Level 2 $	Level 3 $	Total Gains (Losses) $

Derivative liabilities	-	-	271,394	215,620

(g)	Foreign Currency Translation

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

(h)	Sequencing Policy

Under ASC 815-40-35, the Company has adopted a sequencing policy whereby, in the event that reclassification of contracts from equity to assets or liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares as a result of certain securities with a potentially indeterminable number of shares, shares will be allocated on the basis of the earliest issuance date of potentially dilutive instruments, with the earliest grants receiving the first allocation of shares. Pursuant to ASC 815, issuance of securities to the Company’s employees or directors are not subject to the sequencing policy.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

2.	Significant Accounting Policies (continued)

(i)	Stock-based Compensation

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

(j)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at September 30, 2022, there were 218,657,662 (2021 – 326,045,132) potentially dilutive shares outstanding.

(k)	Comprehensive Loss

ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. As at September 30, 2022 and 2021, comprehensive loss consists of foreign currency translation gains and losses.

(l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Income Taxes”. The asset and liability method provides that deferred income tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. As of September 30, 2022 and 2021, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The Company files federal and provincial income tax returns in Canada and federal, state and local income tax returns in the U.S., as applicable. The Company may be subject to a reassessment of federal and provincial income taxes by Canadian tax authorities for a period of three years from the date of the original notice of assessment in respect of any particular taxation year. For Canadian and U.S. income tax returns, the open taxation years range from 2014 to 2022. In certain circumstances, the U.S. federal statute of limitations can reach beyond the standard three year period. U.S. state statutes of limitations for income tax assessment vary from state to state. Tax authorities of Canada and U.S. have not examined any of the Company’s, or its subsidiaries’, income tax returns for the open taxation years noted above.

(m)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

3.	Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following:

	September 30, 2022 $	September 30, 2021 $

Accounts payable	644,970	579,851
Accrued interest payable	79,906	79,586

	724,876	659,437

4.	Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement. The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At September 30, 2022, the Company has recorded accrued interest payable of $11,408 (2021 - $7,410) and the promissory note is in default. Refer to Note 12(b).

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at September 30, 2022, the balance owing is $29,252 (Cdn$40,000) (2021 - $31,532 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

(c)

On August 2, 2022, a lender of the Company was ordered to surrender all common stock of the Company for cancellation, and surrender conversion rights for all remaining convertible notes pursuant to a judgement filed by the Securities and Exchange Commission with the United States District Court, Southern District of New York against the lender. As a result, the Company received and cancelled 660,300 shares of common stock and the conversion rights embedded in the convertible note in Note 5(e) was relinquished. As a result, the convertible note in Note 5(e) of $59,077 was reclassified from a convertible note payable to loans payable and its derivative liability of $163,760 was derecognized. In addition, the derecognition of the default penalty of $53,007 that was previously recognized and the fair value of the 660,300 shares of common stock of $4,606 were recognized as a recovery of default penalties during the year ended September 30, 2022.

As at September 30, 2022, the principal balance owing is $59,077 (2021 - $112,084, carrying value of convertible note) and the Company has recorded interest payable of $23,664 (2021 - $19,446)

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

During the year ended September 30, 2018, the Company issued 31,475,000 shares of common stock upon the conversion of $3,175 of Series A convertible notes, which included 18,000,000 common shares to the President of the Company and 5,320,000 common shares to family members of the President of the Company. Upon conversion, the Company immediately recognized the related remaining debt discount of $3,112 as accretion expense.

During the year ended September 30, 2019, the Company issued 3,900,000 shares of common stock upon the conversion of $390 of Series A convertible notes. Upon conversion, the Company immediately recognized the related remaining debt discount of $375 as accretion expense.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

5.	Convertible Notes (continued)

During the year ended September 30, 2020, the Company issued 18,525,000 shares of common stock upon the conversion of $1,853 of Series A convertible notes. Upon conversion, the Company immediately recognized the related remaining debt discount of $1,670 as accretion expense.

As of September 30, 2022, the carrying value of the convertible notes was $17,799 (2021 - $7,834) and had an unamortized discount of $9,269 (2021 - $19,233). During the year ended September 30, 2022, the Company recorded accretion expense of $9,965 (2021 - $4,386).

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

The financing costs were netted against the convertible note and were being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company recognized accretion expense of $77,500 and a default penalty of $85,864. During the year ended September 30, 2021, the Company recorded an additional $253,855 of default penalties. During the year ended September 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees, decreasing the carrying value to $nil.

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

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

5.	Convertible Notes (continued)

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

During the year ended September 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note, decreasing the carrying value to $nil.

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

During the year ended September 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note, decreasing the carrying value to $nil.

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

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

5.	Convertible Notes (continued)

During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees. On January 14, 2021, the Company failed to repay the note upon maturity and recorded additional default principal of $53,007.

In relation to the judgement in Note 4(c), the Company derecognized the additional default principal of $53,007 during the year ended September 30, 2022.

In accordance to the judgement, the note’s conversion feature was relinquished. The Company derecognized the related derivative liability and reclassified the note as a loans payable. As at September 30, 2022, the carrying value of the convertible note was $nil (2021 - $112,084), and the fair value of the derivative liability was $nil (2021 - $264,481).

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

During the year ended September 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees, decreasing the carrying value to $nil.

(g)	On January 15, 2020, the Company entered into a convertible note with an unrelated party for $55,000, of which $2,500 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $52,500. The note is due on January 15, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to lower of: (i) the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the issuance date; or (ii) 65% of the lowest trading price during the 20 consecutive trading day period on which at least 100 shares of common stock were traded prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $61,173. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $52,000, resulting in a loss on change in fair value of derivative liabilities of $9,173, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $55,000.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

5.	Convertible Notes (continued)

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

During the year ended September 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees, decreasing the carrying value to $nil.

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

During the year ended September 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note and $3,907 of accrued interest, decreasing the carrying value to $nil.

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

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

5.	Convertible Notes (continued)

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity.

As at September 30, 2022, the carrying value of the convertible note was $78,750 (2021 - $78,750) and the fair value of the derivative liability was $260,908 (2021 - $207,522).

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

During the year ended September 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees, decreasing the carrying value to $nil.

(k)	On March 11, 2022, the Company entered into a convertible note with an unrelated party for $30,000, with an advance on January 18, 2022 for the full amount. The note is due on January 18, 2023, and bears interest on the unpaid principal balance at a rate of 10% per annum. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the closing price on the day of receiving the notice to convert. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $15,011, which reduced the carrying value of the convertible note to $14,989. The carrying value will be accreted over the term of the convertible note up to its face value of $30,000.

As at September 30, 2022, the carrying value of the convertible note was $23,489, had an unamortized discount of $6,511, and the fair value of the derivative liability was $10,486. During the year ended September 30, 2022, the Company recorded accretion expense of $8,500.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

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

Balance, September 30, 2020	1,380,957

Conversion of convertible notes	(4,166,076)
Change in fair value of embedded conversion option	3,257,122

Balance, September 30, 2021	472,003
Additions	15,011
Derecognition upon relinquishment of embedded conversion option	(163,760)
Change in fair value of embedded conversion option	(51,860)

Balance, September 30, 2022	271,394

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

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at September 30, 2020	296%	0.09%	0%	0.20
As at September 30, 2021	263%	0.05%	0%	1.00
As at September 30, 2022	161%	3.33%	0%	0.26

7.	Related Party Transactions

(a)

As at September 30, 2022, the Company owed $588,165 (Cdn$804,285) (2021 - $547,079 (Cdn$693,998)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2022, the Company incurred consulting fees of $93,964 (2021 - $94,980) to the President of the Company.

(b)

As at September 30, 2022, the Company owed $53,750 (Cdn$73,500) (2021 - $57,940 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at September 30, 2022, the Company owed $25,010 (Cdn$34,200) (2021 – $26,960 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(d)

As at September 30, 2022, the Company owed $509,610 (Cdn$696,866) (2021 – $445,591 (Cdn$565,256)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2022, the Company incurred consulting fees of $93,964 (2021 - $94,980) to the company controlled by the Chief Financial Officer of WFS.

(e)

On June 1, 2022, the Company entered into a loan agreement with the father of the President of the Company with a principal of $50,000, which bears interest at 10% per annum, is unsecured and due on June 1, 2026.

(f)

On June 1, 2022, the Company entered into a loan agreement with the father of the President of the Company with a principal of $40,221 (Cdn$55,000), which bears interest at 10% per annum, is unsecured and due on June 1, 2026.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

8.	Common Stock

Year ended September 30, 2022
(a)	On October 21, 2021, the Company issued 4,000,000 shares of common stock at $0.025 per share for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

(b)

On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(c)	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

(d)	On January 19, 2022, the Company issued 6,800,000 shares of common stock with a fair value of $136,000 for consultation communication and media services.

(e)	On January 19, 2022, the Company issued 1,800,000 shares of common stock with a fair value of $36,000 for strategic and business development advisory services.

(f)	On January 21, 2022, the Company issued 1,000,000 shares with a fair value of $19,700 for management consulting and strategic business advisory services.

(g)	On February 10, 2022, the Company issued 1,000,000 shares of common stock with a fair value of $17,000 for market awareness services.

(h)	On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 for market awareness services (Note 12(d)).

(i)

On June 8, 2022, the Company issued 20,200,000 units at $0.0025 per unit for proceeds of $68,500. Each unit is comprised of one share of common stock and one purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(j)	On August 22, 2022, the Company issued 9,000,000 shares of common stock with a fair value of $81,000 for public relations and communications services (Note 12(e)).

(k)

On September 13, 2022, the Company issued 9,500,000 shares of common stock with a fair value of $85,500 for corporate development, investor, media, and public relations, and marketing services (Note 12(f)).

(l)

On September 20, 2022, the Company received and cancelled 660,300 with a fair value of $4,606 due to a court judgement ordering the lender to surrender all common stock of the Company for cancellation and surrender conversion rights for all remaining convertible notes (Note 4(c)).

Year ended September 30, 2021

(m)

In December 2020, the Company issued 5,400,000 units at $0.005 per unit for proceeds of $27,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(n)

Between January 11 to February 16, 2021, the Company issued 16,800,000 units at $0.005 per unit for proceeds of $84,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(o)

On March 1, 2021, the Company issued 611,250 units at $0.01 per unit for proceeds of $6,112 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

(p)	During the year ended September 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees (Note 5(b)).

(q)	During the year ended September 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest (Note 5(c)).

(r)	During the year ended September 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest (Note 5(d)).

(s)	During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees (Note 5(e)).

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

8.	Common Stock (continued)

(t)

During the year ended September 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees (Note 5(f)).

(u)

During the year ended September 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees (Note 5(g)).

(v)	During the year ended September 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest (Note 5(h)).

(w)

During the year ended September 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees (Note 5(j)).

(x)

On October 20, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note (see Note 5(j)), which was included in common stock issuable at September 30, 2020.

(y)	On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $405 for management consulting and strategic business advisory services.

(z)	On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $720 for management consulting and strategic business advisory services.

(aa)	On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $225 for management consulting and strategic business advisory services.

(bb)	On February 2, 2021, the Company issued 150,000 shares of common stock with a fair value of $2,700 for management consulting and strategic business advisory services.

(cc)	On March 29, 2021, the Company issued 150,000 shares of common stock with a fair value of $4,650 for management consulting and strategic business advisory services.

(dd)

On May 14, 2021, the Company issued 6,961,250 units at $0.01 per unit for proceeds of $69,613. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(ee)	On July 13, 2021, the Company issued 702,000 shares of common stock with a fair value of $17,550 for management consulting and strategic business advisory services.

(ff)	On August 25, 2021, the Company issued 150,000 shares of common stock with a fair value of $3,300 for management consulting and strategic business advisory services.

(gg)

On August 25, 2021, the Company issued 6,100,000 units at $0.01 per unit for proceeds of $61,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(hh)

On September 22, 2021, the Company issued 2,000,000 units at $0.01 per unit for proceeds of $20,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(ii)

On September 22, 2021, the Company issued 6,750,000 shares of common stock with a fair value of $236,250 pursuant to an infomercial production and broadcasting agreement. During the year ended September 30, 2022, the Company recognized consulting fees of $56,495 (2021 - $179,755) pursuant to the agreement. As at September 30, 2022, the Company has recognized $nil (2021 – $56,495) in prepaid expenses and deposits.

(jj)

On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000 pursuant to an infomercial production and broadcasting agreement. During the year ended September 30, 2022, the Company recognized consulting fees of $188,137 (2021 - $21,863) pursuant to the agreement. As at September 30, 2022, the Company has recognized $nil (2021 – $188,137) in prepaid expenses and deposits.

(kk)

On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $151,874 for marketing consulting services. During the year ended September 30, 2022, the Company recognized consulting fees of $95,763 (2021 - $56,111) pursuant to the agreement. As at September 30, 2022, the Company has recognized $nil (2021 – $95,763) in prepaid expenses and deposits.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

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

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

10.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2020	114,286	0.55

Issued	37,872,500	0.05

Balance, September 30, 2021	37,986,786	0.05

Issued	20,850,000	0.05
Expired	(114,286)	0.55

Balance, September 30, 2022	58,722,500	0.05

As at September 30, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

400,000	$0.05	December 2, 2022
3,000,000	$0.05	December 11, 2022
2,000,000	$0.05	December 30, 2022
2,300,000	$0.05	January 11, 2023
13,500,000	$0.05	January 30, 2023
1,000,000	$0.05	February 16, 2023
611,250	$0.05	March 1, 2023
6,961,250	$0.05	May 14, 2023
6,100,000	$0.05	August 25, 2023
2,000,000	$0.05	September 24, 2023
650,000	$0.05	January 19, 2024
20,200,000	$0.05	June 8, 2024

58,722,500

11.	Memorandum of Understanding

On July 25, 2021 the Company entered into a Memorandum of Understanding (“MOU”) to acquire all the assets and cannabis business operation, including 12 acres of property, structure and cannabis licenses, existing sales channels and distribution networks, from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state- of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2,400,000 to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. As at September 30, 2022, the Company has advanced $88,850 (2021 - $nil) under the MOU, which will be applied against the final purchase price upon completion of a definitive agreement. This amount has been included in prepaid expenses and deposits. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

12.	Commitments and Contingency

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at September 30, 2022, the Company received advances of $54,847 (Cdn$75,000) (2021 - $59,122 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

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

On

March 10, 2021, the noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. The plaintiff filed for an oral argument which was heard by the State of New York Supreme Court on September 15, 2022 and is pending a final decision. The Company believes that the claim has no merit and intends to defend its position vigorously.

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

(d)

On May 2, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 7,000,000 shares of common stock in exchange for market awareness services. On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 pursuant to the agreement (Note 8(h)). As at September 30, 2022, the Company recognized $15,191 (2021 - $nil) in prepaid expenses and deposits. During the year ended September 30, 2022, the Company recognized consulting fees of $69,509 (2021 - $nil) pursuant to the agreement.

(e)

On May 20, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,000,000 shares of common stock in exchange for public relations and communications services. If both parties agree to continue the agreement for another 6 months, the Company will issue common stock of the Company with a fair value of $80,000. On August 22, 2022, the Company issued 9,000,000 shares of common stock with a fair value of $81,000 pursuant to the agreement (Note 8(j)). As at September 30, 2022, the Company recognized $21,481 (2021 - $nil) in prepaid expenses and deposits. During the year ended September 30, 2022, the Company recognized consulting fees of $59,519 (2021 - $nil) pursuant to the agreement.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

12.	Commitments and Contingency (continued)

(f)

On September 8, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,500,000 shares of common stock in exchange for corporate development, investor, media, public relations, and marketing services. On September 13, 2022, the Company issued 9,500,000 shares of common stock with a fair value of $85,500 pursuant to the agreement (Note 8(k)). As at September 30, 2022, the Company recognized $75,050 (2021 - $nil) in prepaid expenses and deposits. During the year ended September 30, 2022, the Company recognized consulting fees of $10,450 (2021 - $nil) pursuant to the agreement.

(g)

On September 15, 2022, the Company entered into a consulting agreement with a twelve-month term. Pursuant to the agreement, the Company agreed to issue 2,500,000 shares of common stock in exchange for management consulting and strategic business advisory services. If the 2,500,000 shares are not issued within 30 days of the start of the agreement there is a 10,000 share a day penalty. As at September 30, 2022, the shares of common stock have not been issued and the Company recognized $1,130 (2021 - $nil) in common stock issuable. During the year ended September 30, 2022, the Company recognized consulting fees of $1,130 (2021 - $nil) pursuant to the agreement. On October 3, 2022, the Company issued 2,500,000 shares of common stock (Note 14).

13.	Income Taxes

The Company is subject to Canadian federal and provincial taxes at an approximate rate of 27% (2021 – 27%) and United States federal and state income taxes at an approximate rate of 21% (2021 – 21%). The reconciliation of the provision for income taxes at the federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	2022 $	2021 $

Income tax recovery at statutory rate	(198,668)	(965,087)

Permanent differences and other	43,656	779,513
Change in valuation allowance	155,012	185,574

Income tax provision	-	-

The significant components of deferred income tax assets and liabilities are as follows:

	2022 $	2021 $

Net operating losses carried forward	2,032,256	1,877,243
Property and equipment	52,954	52,954
Valuation allowance	(2,085,210)	(1,930,197)

Net deferred income tax asset	-	-

The 2017 Act reduced the corporate tax rate from 34% to 21% for tax years beginning after December 31, 2017. For net operating losses arising after December 31, 2017, the 2017 Act limits a taxpayer’s ability to utilize net operating losses carryforwards to 80% of taxable income. In addition, net operating losses arising after 2017 can be carried forward indefinitely, but carryback is generally prohibited. Net operating losses generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation. The 2017 Act would generally eliminate the carryback of all net operating losses arising in a tax year ending after 2017 and instead would permit all such net operating losses to be carried forward indefinitely.

PHARMAGREEN BIOTECH INC. Notes to the Consolidated Financial Statements Years Ended September 30, 2022, and 2021 (Expressed in U.S. dollars)

13.	Income Taxes (continued)

The Company has net operating losses carried forward of $7,997,525 which may be carried forward to apply against future years’ taxable income, subject to the final determination by taxation authorities, expiring in the following years:

	Canada $	USA $

2029	-	54,040
2030	-	101,259
2034	401,530	-
2035	740,776	1,003
2036	1,008,613	1,000
2037	1,229,859	-
2038	1,575,665	91,177
2039	272,632	493,609
2040	182,216	356,102
2041	222,571	597,523
2042	245,731	422,219

	5,879,593	2,117,932

14.	Subsequent Events

(a)	On October 3, 2022, the Company issued 2,500,000 shares of common stock pursuant to the consulting agreement in Note 12(g).

(b)

On November 2, 2022, the Company entered into a convertible promissory note for $50,000, which is unsecured, and matures on May 1, 2023. A one-time interest charge of 10%, equal to $5,000, shall automatically accrue on the issuance date. Any amount of principal or interest on the note which is not paid when due shall bear interest at 22% per annum or the highest rate permitted by law. The note may be converted at any time after 120 days following the date of issuance into shares of Company’s common stock at a conversion price equal to 57.5% of the lowest trading price for the common stock for the 15 trading days prior to the conversion date.

(c)

On November 3, 2022, the Company entered into a consulting agreement for a term of 1 month, whereby the Company agreed to pay the consultant $5,000 upon the Company’s receipt of $50,000 in net proceeds from a promissory note, increasing to $10,000 upon the Company’s receipt of $100,000 in net proceeds from a promissory note.

(d)

On November 28, 2022, the Company entered into a Product Endorsement Agreement with Tyrell Crosby. The term of the agreement is 18 months and shall be renewed by mutual consent of both parties, for an additional year on the anniversary of the agreement, unless otherwise terminated. In consideration for the endorsement services, the Company agreed to issue 10,000,000 common shares.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of September 30, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of September 30, 2022, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of September 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d)of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer’s last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Item 9B. Other Information.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

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

Management of Pharmagreen Biotech Inc.

Name	Age	Position	Director Since
Peter Wojcik	51	President/Sole Director	February 2, 2018

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

Name	Age	Position	Director Since
Peter Wojcik	51	Chief Executive Officer / Director	December 19, 2013
Terry Kwan	75	Chief Financial Officer / Director	July 22, 2015 – May 1, 2022
Fawzia Afreen	56	Chief Operations Officer

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

2005 - 2015 Mr. Kwan worked for Global Securities Corp. and Global Securities Futures Corp., where he was CFO, a compliance officer and broker.

August 2013 to current Mr. Kwan is CFO of WFS Pharmagreen Inc.

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

Name	Age	Position	Director Since
Peter Wojcik	51	Chief Executive Officer / Director	March 2, 2018

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

Item 11. Executive Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers and director for all services rendered in all capacities to us for the fiscal year September 30, 2022, and fiscal year September 30, 2021. The Board of Directors may adopt an incentive stock option plan for the executive officers that would result in additional compensation.

Summary Executive Compensation Table

Name and Principal Position	Fiscal Year Ended 09/30	Salary and Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Peter Wojcik (1)(2)	2022	93,964	-0-	-0-	-0-	-0-	-0-	93,964
President, CEO, Secretary, Treasurer and Director	2021	94,980	-0-	-0-	-0-	-0-	-0-	94,980

Terry Kwan (1)(3)	2022	93,964	-0-	-0-	-0-	-0-	-0-	93,964
Principal Accounting Officer	2021	94,980	-0-	-0-	-0-	-0-	-0-	94,980

Fawzia Afreen (4)	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

(3) Mr. Kwan is the CFO and was a Director (July 22, 2015 – May 1, 2022) of the WFS Pharmagreen Inc., wholly owned subsidiary of Pharmagreen Biotech Inc., since July 22, 2015. Mr Kwan is the Principal Accounting Officer of Pharmagreen Biotech Inc.

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

Outstanding Equity Awards at Fiscal Year-End

No executive officer received any equity awards, or holds exercisable or un-exercisable options, as of the year ended September 30, 2022.

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

Compensation of Directors

During the years ended September 30, 2022, and 2021, we did not compensate any person for serving as a director.

There have never been any grants of stock options to our officers or directors.

Name	Year	Fees earned or paid in cash 0($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Peter Wojcik	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Terry Kwan	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Fawzia Afreen	2022	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2021	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Ownership and Management and Related Stockholder Matters.

The following table sets forth certain information at September 30, 2022, with respect to the beneficial ownership of shares of Common Stock by (i) each person known to the Company who owns beneficially more than 5% of the outstanding shares of Common Stock (based upon reports which have been filed and other information known to the Company), (ii) each of the Directors, (iii) each of the Executive Officers and (iv) all of the Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown. As of September 30, 2022, the Company had 442,260,969 shares of common stock and 10,000 Series A Super Voting preferred stock issued and outstanding.

Beneficial Name of Owner	Number of Series A Preferred Stock	Percentage of Ownership as at September 30, 2022	Number of Common Shares After Offering	Percentage of Ownership as at September 30, 2022
Peter Wojcik(2)(7)	10,000	100%	35,077,500	7.93%
Terry Kwan(3)	-	-	5,000,000	1.13%
Fawzia Afreen(4)	-	-	2,000,000	0.45%
All Officers and Directors as a Group(5)	10,000	100%	42,077,500	9.51%
Harvey Larochelle	-	-	29,926,786	6.67%
Wlaydyslaw Wojcik(6)	-	-	12,730,000	2.88%

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

•	As at September 30, 2022, the Company owed $588,165 (Cdn$804,285) (2021 - $547,079 (Cdn$693,998)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2022, the Company incurred consulting fees of $93,964 (2021 - $94,980) to the President of the Company.

•	As at September 30, 2022, the Company owed $53,750 (Cdn$73,500) (2021 - $57,940 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

•	As at September 30, 2022, the Company owed $25,010 (Cdn$34,200) (2021 – $26,960 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

•	As at September 30, 2022, the Company owed $509,610 (Cdn$696,866) (2021 – $445,591 (Cdn$565,256)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the year ended September 30, 2022, the Company incurred consulting fees of $93,964 (2021 - $94,980) to the company controlled by the Chief Financial Officer of WFS.

•	On June 1, 2022, the Company entered into a loan agreement with the father of the President of the Company with a principal of $50,000, which bears interest at 10% per annum, is unsecured and due on June 1, 2026.

•	On June 1, 2022, the Company entered into a loan agreement with the father of the President of the Company with a principal of $40,221 (Cdn$55,000), which bears interest at 10% per annum, is unsecured and due on June 1, 2026.

Common Stock

Year ended September 30, 2022

•	On October 21, 2021, the Company issued 4,000,000 shares of common stock at $0.025 per share for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

•	On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

•	On January 19, 2022, the Company issued 6,800,000 shares of common stock with a fair value of $136,000 for consultation communication and media services.

•	On January 19, 2022, the Company issued 1,800,000 shares of common stock with a fair value of $36,000 for strategic and business development advisory services.

•	On January 21, 2022, the Company issued 1,000,000 shares with a fair value of $19,700 for management consulting and strategic business advisory services.

•	On February 10, 2022, the Company issued 1,000,000 shares of common stock with a fair value of $17,000 for market awareness services.

•	On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 for market awareness services.

•	On June 8, 2022, the Company issued 20,200,000 units at $0.0025 per unit for proceeds of $68,500. Each unit is comprised of one share of common stock and one purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On August 22, 2022, the Company issued 9,000,000 shares of common stock with a fair value of $81,000 for public relations and communications services.

•	On September 13, 2022, the Company issued 9,500,000 shares of common stock with a fair value of $85,500 for corporate development, investor, media, and public relations, and marketing services.

•	On September 20, 2022, the Company received and cancelled 660,300 with a fair value of $4,606 due to a court judgement ordering the lender to surrender all common stock of the Company for cancellation and surrender conversion rights for all remaining convertible notes.

Year ended September 30, 2021

•	In December 2020, the Company issued 5,400,000 units at $0.005 per unit for proceeds of $27,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

•	Between January 11 to February 16, 2021, the Company issued 16,800,000 units at $0.005 per unit for proceeds of $84,000 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

•	On March 1, 2021, the Company issued 611,250 units at $0.01 per unit for proceeds of $6,112 in a private placement. Each unit is comprised of one share of common stock and one share purchase warrant exercisable into an additional share of common stock at an exercise price of $0.05 per share for a period of 24 months.

•	During the year ended September 30, 2021, the Company issued 133,226,100 shares of common stock upon the conversion of $417,719 of the convertible note and $11,000 of conversion fees.

•	During the year ended September 30, 2021, the Company issued 7,730,486 shares of common stock upon the conversion of $126,000 of the convertible note and $3,150 of accrued interest.

•	During the year ended September 30, 2021, the Company issued 16,994,905 shares of common stock upon the conversion of $106,000 of the convertible note and $2,650 of accrued interest.

•	During the year ended September 30, 2021, the Company issued 2,600,000 shares of common stock upon the conversion of $18,923 of the convertible note and $4,500 of conversion fees.

•	During the year ended September 30, 2021, the Company issued 3,601,718 shares of common stock upon the conversion of $46,000 of the convertible note, $5,586 of accrued interest and $500 of conversion fees.

•	During the year ended September 30, 2021, the Company issued 17,557,925 shares of common stock upon the conversion of $82,500 of the convertible note, $7,693 of accrued interest and $3,000 of conversion fees.

•	During the year ended September 30, 2021, the Company issued 4,431,963 shares of common stock upon the conversion of $66,150 of the convertible note, $3,907 of accrued interest.

•	During the year ended September 30, 2021, the Company issued 41,017,383 shares of common stock upon the conversion of $75,825 of the convertible note, $2,154 of accrued interest and $18,750 of fees.

•	On October 20, 2020, the Company issued 2,000,000 shares of common stock with a fair value of $180,000 pursuant to the conversion of $30,750 of a convertible note, which was included in common stock issuable at September 30, 2020.

•	On November 1, 2020, the Company issued 22,500 shares of common stock with a fair value of $405 for management consulting and strategic business advisory services.

•	On November 26, 2020, the Company issued 45,000 shares of common stock with a fair value of $720 for management consulting and strategic business advisory services.

•	On December 11, 2020, the Company issued 22,500 shares of common stock with a fair value of $225 for management consulting and strategic business advisory services.

•	On February 2, 2021, the Company issued 150,000 shares of common stock with a fair value of $2,700 for management consulting and strategic business advisory services.

•	On March 29, 2021, the Company issued 150,000 shares of common stock with a fair value of $4,650 for management consulting and strategic business advisory services.

•	On May 14, 2021, the Company issued 6,961,250 units at $0.01 per unit for proceeds of $69,613. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On July 13, 2021, the Company issued 702,000 shares of common stock with a fair value of $17,550 for management consulting and strategic business advisory services.

•	On August 25, 2021, the Company issued 150,000 shares of common stock with a fair value of $3,300 for management consulting and strategic business advisory services.

•	On August 25, 2021, the Company issued 6,100,000 units at $0.01 per unit for proceeds of $61,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On September 22, 2021, the Company issued 2,000,000 units at $0.01 per unit for proceeds of $20,000. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

•	On September 22, 2021, the Company issued 6,750,000 shares of common stock with a fair value of $236,250 pursuant to an infomercial production and broadcasting agreement.

•	On September 22, 2021, the Company issued 6,000,000 shares of common stock with a fair value of $210,000 pursuant to an infomercial production and broadcasting agreement.

•	On September 22, 2021, the Company issued 4,340,000 shares of common stock with a fair value of $151,900 for marketing consulting services.

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is Sadler, Gibb & Associates, LLC, Draper, Utah, PCAOB ID No. 3627.

During the fiscal year ended September 30, 2022, we incurred $29,515 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended September 30, 2022, and reviews of our financial statements for the quarters ended December 30, 2021, March 31, 2022, and June 30, 2022.

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

During the fiscal years ended September 30, 2022, and 2021, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

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

Pharmagreen Biotech Inc.

Dated January 16, 2023	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

