Form 10-Q
period 2022-12-31
Pharmagreen Biotech Inc.
filed 2023-02-14
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-56090

(Commission File Number)

PHARMAGREEN BIOTECH INC.
(Exact name of registrant as specified in its charter)

Nevada	92-1737808
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2987 Blackbear Court, Coquitlam, British Columbia	V3E 3A2
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 14, 2023, we had 454,760,969 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Three Months Ended December 31, 2022

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2022	September 30, 2022
	$	$
	(Unaudited)
Assets

Current assets

Cash	24,964	8,016
Amounts receivable	465	383
Prepaid expenses and deposits (Notes 11 and 12)	186,239	200,572

Total assets	211,668	208,971

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 3 and 7)	783,212	724,876
Advances from Alliance Growers Corp. (Note 12(a))	55,342	54,847
Loans payable (Note 4)	128,593	99,077
Convertible notes – current portion, net of unamortized discount of $9,859 and $15,780, respectively (Note 5)	175,959	120,038
Derivative liabilities (Notes 5 and 6)	110,443	271,394
Due to related parties (Note 7)	665,293	641,915

Total current liabilities	1,918,842	1,912,147

Loans payable (Note 4)	-	29,252
Loans payable to related parties (Note 7)	90,584	90,221

Total liabilities	2,009,426	2,031,620

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 shares issued and outstanding (Note 9)	10	10
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 454,760,969 and 442,260,969 shares issued and outstanding, respectively (Note 8)	454,761	442,261
Common stock issuable	-	1,130
Additional paid-in capital (Note 8)	10,326,777	10,261,777
Accumulated other comprehensive income	81,648	93,753
Deficit	(12,614,269)	(12,574,895)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,751,073)	(1,775,964)

Non-controlling interest	(46,685)	(46,685)

Total stockholders’ deficit	(1,797,758)	(1,822,649)

Total liabilities and stockholders’ deficit	211,668	208,971

Nature of business and continuance of operations (Note 1)
Commitments and contingencies (Note 12)
Subsequent events (Note 13)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31, 2022 $	Three months ended December 31, 2021 $

Expenses

Consulting fees (Note 7 and 12)	139,905	139,528
Foreign exchange (gain) loss	(2,847)	576
General and administrative	17,756	27,213
Professional fees	24,472	31,459
Salaries and wages	1,807	4,884

Total expenses	181,093	203,660

Net loss before other income (expenses)	(181,093)	(203,660)

Other income (expense)

Accretion of discount on convertible notes (Note 5)	(10,921)	(1,799)
Interest and finance costs (Note 4 and 5)	(8,311)	(10,091)
Gain on change in fair value of derivative liabilities (Note 6)	160,951	234,274

Total other income	141,719	222,384

Net (loss) income	(39,374)	18,724

Less: net loss attributable to non-controlling interest	-	-

Net (loss) income attributable to Pharmagreen Biotech Inc.	(39,374)	18,724

Comprehensive income (loss)

Foreign currency translation loss	(12,105)	(2,463)

Comprehensive (loss) income attributable to Pharmagreen Biotech Inc.	(51,479)	16,261

Basic and diluted (loss) income per share attributable to Pharmagreen Biotech Inc. stockholders	(0.00)	0.00

Weighted average number of shares outstanding used in the calculation of net (loss) income per share attributable to Pharmagreen Biotech Inc.	446,527,273	384,214,747

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock	Additional paid-in	Accumulated other comprehensive income		Non -controlling	Total stockholders’
	Number of shares	Amount $	Number of shares	Amount $	issuable $	capital $	(loss) $	Deficit $	interest $	deficit $

Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of units for cash	-	-	4,000,000	4,000	-	88,000	-	-	-	92,000

Foreign currency translation loss	-	-	-	-	-	-	(2,463)	-	-	(2,463)

Net income for the period	-	-	-	-	-	-	-	18,724	-	18,724

Balance, December 31, 2021	10,000	10	385,171,269	385,171	-	9,768,572	(10,841)	(11,680,693)	(46,658)	(1,584,439)

Balance, September 30, 2022	10,000	10	442,260,969	442,261	1,130	10,261,777	93,753	(12,574,895)	(46,685)	(1,822,649)

Issuance of common stock for services	-	-	12,500,000	12,500	(1,130)	65,000	-	-	-	76,370

Foreign currency translation loss	-	-	-	-	-	-	(12,105)	-	-	(12,105)

Net loss for the period	-	-	-	-	-	-	-	(39,374)	-	(39,374)

Balance, December 31, 2022	10,000	10	454,760,969	454,761	-	10,326,777	81,648	(12,614,269)	(46,685)	(1,797,758)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended December 31, 2022	Three months ended December 31, 2021
	$	$
OPERATING ACTIVITIES

Net (loss) income	(39,374)	18,724

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	10,921	1,799
Gain on change in fair value of derivative liabilities	(160,951)	(234,274)
Common stock issued or issuable for services	76,370	-

Changes in non-cash operating assets and liabilities:
Accounts receivable	(82)	228
Prepaid expenses and deposits	14,333	274
Accounts payable and accrued liabilities	53,336	40,017
Due to related parties	25,948	24,702

Net cash used in operating activities	(19,499)	(148,530)

FINANCING ACTIVITIES

Proceeds from issuance of convertible note	50,000	-
Proceeds from issuance of shares	-	92,000
Proceeds from loans from related party	-	50,000
Repayment of loans from related parties	(2,570)	(6,041)

Net cash provided by financing activities	47,430	135,959

Effect of foreign exchange rate changes on cash	(10,983)	(2,255)

Change in cash	16,948	(14,826)

Cash, beginning of period	8,016	25,300

Cash, end of period	24,964	10,474

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

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

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2022, the Company has not earned any revenues from operations, has a working capital deficit of $1,707,174, and has an accumulated deficit of $12,614,269. During the three months ended December 31, 2022, the Company incurred a net loss of $39,374 and used cash flows for operations of $19,499. Furthermore, the Company has defaulted on other convertible notes. These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

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

December 31, 2022

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

3.	Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consists of the following:

	December 31, 2022 $	September 30, 2022 $

Accounts payable	684,679	644,970
Accrued interest payable	98,533	79,906

	783,212	724,876

4.	Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement. The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At December 31, 2022, the Company has recorded accrued interest payable of $12,415 (September 30, 2022 - $11,408) and the promissory note is in default. Refer to Note 12(b).

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

4.	Loans Payable (continued)

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at December 31, 2022, the balance owing is $29,516 (Cdn$40,000) (September 30, 2022 - $29,252 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

(c)

On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid for financing costs, resulting in net proceeds to the Company of $75,000. The note was due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. On August 2, 2022, the lender was ordered to surrender all common stock of the Company for cancellation, and surrender conversion rights for all remaining convertible notes pursuant to a judgement filed by the Securities and Exchange Commission with the United States District Court, Southern District of New York against the lender. As a result, the Company received and cancelled 660,300 shares of common stock and the conversion rights embedded in the convertible note was relinquished. As a result, the convertible note of $59,077 was reclassified from a convertible note payable to loans payable and its derivative liability of $163,760 was derecognized. In addition, the derecognition of the default penalty of $53,007 that was previously recognized and the fair value of the 660,300 shares of common stock of $4,606 were recognized as a recovery of default penalties during the year ended September 30, 2022.

As at December 31, 2022, the principal balance owing is $59,077 (September 30, 2022 - $59,077) and the Company has recorded interest payable of $25,447 (September 30, 2022 - $23,664).

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

As of December 31, 2022, the carrying value of the convertible notes was $21,885 (September 30, 2022 - $17,799) and had an unamortized discount of $5,183 (September 30, 2022 - $9,269). During the three months ended December 31, 2022, the Company recorded accretion expense of $4,086 (2021 - $1,799).

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

5.	Convertible Notes (continued)

(b)

On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $9,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $69,000. The note was due on January 22, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $75,179. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $68,500, resulting in a loss on change in fair value of derivative liabilities of $6,679, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,750.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity.

As at December 31, 2022, the carrying value of the convertible note was $78,750 (September 30, 2022 - $78,750) and the fair value of the derivative liability was $104,676 (September 30, 2022 - $260,908).

(c)

On March 11, 2022, the Company entered into a convertible note with an unrelated party for $30,000, with an advance on January 18, 2022, for the full amount. The note is due on January 18, 2023, and bears interest on the unpaid principal balance at a rate of 10% per annum. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the closing price on the day of receiving the notice to convert. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the note and conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $15,011, which reduced the carrying value of the convertible note to $14,989. The carrying value will be accreted over the term of the convertible note up to its face value of $30,000.

As of December 31, 2022, the carrying value of the convertible notes was $28,742 (September 30, 2022 - $23,489), had an unamortized discount of $1,258 (September 30, 2022 - $6,511), and the fair value of the derivative liability was $5,767 (September 30, 2022 - $10,486). During the three months ended December 31, 2022, the Company recorded accretion expense of $5,253 (2021 - $nil).

(d)

On November 2, 2022, the Company entered into a secured convertible note with an unrelated party for proceeds of $50,000. The note is due on May 1, 2023 and bears a one-time interest charge of 10% automatically accrued on the issuance date. The one-time interest charge was netted against the convertible note and is being amortized over the term using the effective interest rate method. Stringent pre-payment terms of 25% apply and any amount of principal or interest on the note which is not paid when due shall bear interest at 22% per annum or the highest rate permitted by law.

The note may be converted at any time after 120 days following the date of issuance into shares of Company’s common stock at a conversion price equal 57.5% of the average of the 3 lowest trading prices during the 15-trading day period prior to the conversion date. Due to this provision, the Company considered whether the embedded conversion option qualifies for derivative accounting under ASC 815-15 Derivatives and Hedging. As the note isn’t convertible until 120 days following issuance, no derivative liability was recognized as of December 31, 2022.

As of December 31, 2022, the carrying value of the convertible notes was $46,582 (September 30, 2022 - $nil) and had an unamortized discount of $3,418 (September 30, 2022 - $nil). During the three months ended December 31, 2022, the Company recorded accretion expense of $1,582 (2021 - $nil).

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

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

Balance, September 30, 2022	271,394
Change in fair value of embedded conversion option	(160,951)

Balance, December 31, 2022	110,443

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the binomial model based on various assumptions. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the assumptions used in the calculations:

	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at September 30, 2022	161%	3.33%	0%	0.26
As at December 31, 2022	217%	4.38%	0%	0.22

7.	Related Party Transactions

(a)

As at December 31, 2022, the Company owed $611,057 (Cdn$828,105) (September 30, 2022 - $588,165 (Cdn$804,285)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2022, the Company incurred consulting fees of $23,491 (2021 - $23,808) to the President of the Company.

(b)

As at December 31, 2022, the Company owed $54,236 (Cdn$73,500) (September 30, 2022 - $53,750 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at December 31, 2022, the Company owed $40,584 (Cdn$55,000) (September 30, 2022 - $40,221 (Cdn$55,000)) to the father of the President of the Company, which bears interest at 10% per annum, is unsecured and due on June 1, 2026. As of December 31, 2022, the Company recognized accrued interest of $2,386 (Cdn$3,233) (September 30, 2022 – $331 (Cdn$452)).

(d)

As at December 31, 2022, the Company owed $50,000 (September 30, 2022 - $50,000) to the father of the President of the Company, which bears interest at 10% per annum, is unsecured and due on June 1, 2026. As of December 31, 2022, the Company recognized accrued interest of $2,932 (September 30, 2022 - $387).

(e)

As at December 31, 2022, the Company owed $25,236 (Cdn$34,200) (September 30, 2022 – $25,010 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(f)

As at December 31, 2022, the Company owed $534,613 (Cdn$724,508) (September 30, 2022 – $509,610 (Cdn$696,866)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the three months ended December 31, 2022, the Company incurred consulting fees of $23,491 (2021 - $23,808) to the company controlled by the Chief Financial Officer of WFS.

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

8.	Common Stock

Three months ended December 31, 2022

(a) On October 3, 2022, the Company issued 2,500,000 shares of common stock with a fair value of $27,500 for management consulting and strategic business advisory services (Note 12(g)).

(b) On December 14, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $50,000 for product endorsement services (Note 12(h)).

Three months ended December 31, 2021

(c)

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

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

9.	Preferred Stock(continued)

Protective Provisions So long as any shares of Series A Super Voting Preferred Stock are outstanding, the Corporation shall not, without first obtaining the unanimous written consent of the holders of Series A Super Voting Preferred Stock, alter or change the rights, preferences or privileges of the Series A Super Voting Preferred so as to affect adversely the holders of Series A Super Voting Preferred Stock.

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

10.	Share Purchase Warrants
The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2022	58,722,500	0.05

Expired	(5,400,000)	0.05

Balance, December 31, 2022	53,322,500	0.05

As at December 31, 2022, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

300,000	$0.05	January 6, 2023
2,000,000	$0.05	January 7, 2023
2,000,000	$0.05	January 18, 2023
300,000	$0.05	January 25, 2023
6,000.000	$0.05	January 27, 2023
3,400,000	$0.05	January 28, 2023
2,800,000	$0.05	January 30, 2023
872,500	$0.05	February 13, 2023
350,000	$0.05	February 20, 2023
2,500,000	$0.05	April 5, 2023
600,000	$0.05	April 7, 2023
1,000,000	$0.05	April 12, 2023
2,250,000	$0.05	April 15, 2023
5,100,000	$0.05	July 1, 2023
500,000	$0.05	July 19, 2023
500,000	$0.05	July 24, 2023
2,000,000	$0.05	September 15, 2023
650,000	$0.05	January 19, 2024
4,800,000	$0.05	May 19, 2024
2,400,000	$0.05	May 20, 2024
10,000,000	$0.05	May 26, 2024
2,000,000	$0.05	May 27, 2024
1,000,000	$0.05	May 30, 2024

53,322,500

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

11.	Memorandum of Understanding

On July 25, 2021 the Company entered into a Memorandum of Understanding (“MOU”) to acquire all the assets and cannabis business operation, including 12 acres of property, structure and cannabis licenses, existing sales channels and distribution networks, from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intends to further develop a state- of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price is $2,400,000 to be paid through a combination of cash and shares. The Company also has an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. As at December 31, 2022, the Company has advanced $88,850 (September 30, 2022 - $88,850) under the MOU, which will be applied against the final purchase price upon completion of a definitive agreement. This amount has been included in prepaid expenses and deposits. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction. Thus, there is no assurance that the Company will ever enter into, and consummate, a definitive agreement with respect to the contemplated transaction.

Subsequent to the three months ended December 31, 2022, the Company terminated the MOU. The advance of $88,850 was converted into a note bearing no interest until September 30, 2025.

12.	Commitments and Contingencies
(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at December 31, 2022, the Company received advances of $55,342 (Cdn$75,000) (September 30, 2022 - $54,847 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

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

PHARMAGREEN BIOTECH INC. Notes to the Condensed Consolidated Financial Statements December 31, 2022 (Expressed in U.S. dollars) (Unaudited)

12.	Commitments and Contingencies (continued)

(d)

On May 2, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 7,000,000 shares of common stock in exchange for market awareness services. On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 pursuant to the agreement. As at December 31, 2022, the Company recognized $nil (September 30, 2022 - $15,191) in prepaid expenses and deposits. During the three months ended December 31, 2022, the Company recognized consulting fees of $15,191 (2021 - $nil) pursuant to the agreement.

(e)

On May 20, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,000,000 shares of common stock in exchange for public relations and communications services. If both parties agree to continue the agreement for another 6 months, the Company will issue common stock of the Company with a fair value of $80,000. On August 22, 2022, the Company issued 9,000,000 shares of common stock with a fair value of $81,000 pursuant to the agreement. As at December 31, 2022, the Company recognized $nil (September 30, 2022 - $21,481) in prepaid expenses and deposits. During the three months ended December 31, 2022, the Company recognized consulting fees of $21,481 (2021 - $nil) pursuant to the agreement.

(f)

On September 8, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,500,000 shares of common stock in exchange for corporate development, investor, media, public relations, and marketing services. On September 13, 2022, the Company issued 9,500,000 shares of common stock with a fair value of $85,500 pursuant to the agreement. As at December 31, 2022, the Company recognized $31,072 (September 30, 2022 - $75,050) in prepaid expenses and deposits. During the three months ended December 31, 2022, the Company recognized consulting fees of $43,978 (2021 - $nil) pursuant to the agreement.

(g)

On September 15, 2022, the Company entered into a consulting agreement with a twelve-month term. Pursuant to the agreement, the Company agreed to issue 2,500,000 shares of common stock in exchange for management consulting and strategic business advisory services. On October 3, 2022, the Company issued 2,500,000 shares of common stock with a fair value of $27,500 pursuant to the agreement (Note 8(a)). As at December 31, 2022, the Company recognized $19,419 (September 30, 2022 - $nil) in prepaid expenses and deposits. During the three months ended December 31, 2022, the Company recognized consulting fees of $6,951 (2021 - $nil) pursuant to the agreement.

(h)

On November 28, 2022, the Company entered into a product endorsement agreement with Tyrell Crosby for an eighteen-month term. Pursuant to the agreement, the Company agreed to issue 10,000,000 shares of common stock in exchange for product endorsement services. On December 14, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $50,000 pursuant to the agreement (Note 8(b)). As at December 31, 2022, the Company recognized $46,898 (September 30, 2022 - $nil) in prepaid expenses and deposits. During the three months ended December 31, 2022, the Company recognized consulting fees of $3,102 (2021 - $nil) pursuant to the agreement.

13.	Subsequent Events

(a)

Subsequent to the three months ended December 31, 2022, the Company terminated the MOU described in Note 11. The advance of $88,850 was converted into a note bearing no interest until September 30, 2025.

	(b)	Subsequent to the three months ended December 31, 2022, a total of 17,672,500 share purchase warrants with an exercise price of $0.05 per share expired unexercised.

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

On July 25, 2021, the Company entered into a Memorandum of Understanding (“MOU”) to acquire all the assets and cannabis business operations (includes 12 acres property, structure and cannabis licenses, existing sales channels and distribution networks) from a private company situated in Northern California. Upon reaching a definitive agreement, the Company intended to further develop a state-of-the-art flowering greenhouse of approximately 12,000 square feet or the maximum allowed by California State and Regional County. The acquisition price of $2.4 million was to be paid through a combination of cash and shares. The Company also had an option from the seller to acquire an additional 120 acres or more of land for business expansion and development. The Company currently lacks funds with which to consummate the contemplated transaction and has not negotiated a definitive agreement with respect to the contemplated transaction.

In 2022, the Cannabis market in California entered a regression stage with prices for the raw materials dropping below production costs including greatly diminished demand for the sun grown raw material. Because of the current state of the Cannabis market in California, the Company terminated the MOU subsequent to the three months ended December 31, 2022. The Company will revisit the developemnt of the biotech complex infrastructure that will be capable of producing tissue cultured high CBD hemp starter plantlets, once the economy turns around.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion on its audited financial statements for the latest year ended September 30, 2022, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at December 31, 2022, the Company has a working capital deficit of $1,707,174 and an accumulated deficit of $12,614,269. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of December 31, 2022, we had $24,964 in cash, amounts receivable of $465, and prepaid expenses and deposits of $186,239, as compared to $8,016 in cash, amounts receivable of $383 and prepaid expenses and deposits of $200,572 as of September 30, 2022. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended December 31, 2022

We had no revenue for the three months ended December 31, 2022 and 2021.

Operating expenses in the three months ended December 31, 2022 were $181,093 which was consistent with operating expenses for the three months ended December 31, 2021 of $203,660.

We had a comprehensive loss of $39,374 during the three months ended December 31, 2022, compared to a comprehensive income of $18,724 during the three months ended December 31, 2021. The increase in comprehensive loss in 2022 was mainly attributable to a change in fair value of derivative liabilities from a gain of $234,274 in 2021 to a gain of $160,951 in 2022, which resulted from fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the three months ended December 31, 2022 and 2021, we recognized net loss of $39,374 and a net income of $18,724, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of December 31, 2022 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On March 12, 2021, the Company entered into a settlement agreement with the convertible noteholder that had filed a preliminary statement of claim on July 22, 2020. Pursuant to the agreement the Company was required to honor various conversion notices and the note holder agreed to wave all principal, interest and penalties incurred.

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

Pharmagreen Biotech Inc.

Dated February 14, 2023	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

