Form 10-Q
period 2023-03-31
Pharmagreen Biotech Inc.
filed 2023-05-19
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 19, 2023, we had 454,760,969 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Six Months Ended March 31, 2023

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	March 31, 2023	September 30, 2022
		$ $
	(Unaudited)
Assets

Current assets

Cash	7,386	8,016
Amounts receivable	569	383
Inventory (Note 3)	9,543	-
Prepaid expenses and deposits (Note 14(d))	56,640	200,572

Total current assets	74,138	208,971

Promissory note receivable (Note 4)	88,850	-

Total assets	162,988	208,971

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 5 and 9)	799,612	724,876
Advances from Alliance Growers Corp. (Note 14(a))	55,466	54,847
Loans payable (Note 6)	128,659	99,077
Convertible notes – current portion, net of unamortized discount of $11,904 and $15,780, respectively (Note 7)	173,914	120,038
Derivative liabilities (Notes 7 and 8)	172,092	271,394
Due to related parties (Note 9)	730,744	641,915

Total current liabilities	2,060,487	1,912,147

Loans payable (Note 6)	-	29,252
Loans payable to related parties (Note 9)	90,675	90,221

Total liabilities	2,151,162	2,031,620

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 shares issued and outstanding (Note 11)	10	10
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 454,760,969 and 442,260,969 shares issued and outstanding, respectively (Note 10)	454,761	442,261
Common stock issuable	-	1,130
Additional paid-in capital (Note 10)	10,326,777	10,261,777
Accumulated other comprehensive income	79,214	93,753
Accumulated deficit	(12,802,251)	(12,574,895)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(1,941,489)	(1,775,964)

Non-controlling interest	(46,685)	(46,685)

Total stockholders’ deficit	(1,988,174)	(1,822,649)

Total liabilities and stockholders’ deficit	162,988	208,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended March 31, 2023 $	Three months ended March 31, 2022 $	Six months ended March 31, 2023 $	Six months ended March 31, 2022 $

Revenue	963	-	963	-
Cost of sales	985	-	985	-

Gross loss	(22)	-	(22)	-

Expenses

Advertising and promotion	12,656	-	12,656	-
Consulting fees (Note 9 and 14)	84,128	424,363	224,033	563,891
Foreign exchange gain	(717)	(3,657)	(3,564)	(3,081)
General and administrative	14,426	20,904	32,182	48,117
Professional fees	7,887	12,115	32,359	43,574
Salaries and wages	1,847	5,135	3,654	10,019

Total expenses	120,227	458,860	301,320	662,520

Net loss before other income (expenses)	(120,249)	(458,860)	(301,342)	(662,520)

Other income (expense)

Accretion of discount on convertible notes (Note 7)	(42,455)	(2,893)	(53,376)	(4,692)
Interest and finance costs (Note 6 and 7)	(8,129)	(10,071)	(16,440)	(20,162)
Gain (loss) on change in fair value of derivative liabilities (Note 8)	(17,149)	(563,917)	143,802	(329,643)

Total other income (expense), net	(67,733)	(576,881)	73,986	(354,497)

Net loss	(187,982)	(1,035,741)	(227,356)	(1,017,017)

Less: net loss attributable to non-controlling interest	-	-	-	-

Net loss attributable to Pharmagreen Biotech Inc.	(187,982)	(1,035,741)	(227,356)	(1,017,017)
Comprehensive loss
Foreign currency translation loss	(2,434)	(17,470)	(14,539)	(19,933)

Comprehensive loss attributable to Pharmagreen Biotech Inc.	(190,416)	(1,053,211)	(241,895)	(1,036,950)

Basic and diluted loss per share attributable to Pharmagreen Biotech Inc. stockholders	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding used in the calculation of net loss per share attributable to Pharmagreen Biotech Inc.	454,760,969	394,410,713	450,598,881	389,278,687

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock issuable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non -controlling interest	Total stockholders’ deficit
	#	$	#	$	$	$	$	$	$	$
Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of shares for cash, net of issuance costs	–	-	4,000,000	4,000	-	88,000	-	-	-	92,000

Foreign currency translation loss	–	-	–	-	-	-	(2,463)	-	-	(2,463)

Net income for the period	–	-	–	-	-	-	-	18,724	-	18,724

Balance, December 31, 2021	10,000	10	385,171,269	385,171	-	9,768,572	(10,841)	(11,680,693)	(46,658)	(1,584,439)

Issuance of shares for cash	–	-	1,450,000	1,450	-	25,050	-	-	-	26,500

Issuance of shares for services	–	-	10,600,000	10,600	-	198,100	-	-	-	208,700

Foreign currency translation loss	–	-	–	-	-	-	(17,470)	-	-	(17,470)

Net loss for the period	–	-	–	-	-	-	-	(1,035,741)	-	(1,035,741)

Balance, March 31, 2022	10,000	10	397,221,269	397,221	–	9,991,722	(28,311)	(12,716,434)	(46,658)	(2,402,450)

Balance, September 30, 2022	10,000	10	442,260,969	442,261	1,130	10,261,777	93,753	(12,574,895)	(46,685)	(1,822,649)

Issuance of common stock for services	–	-	12,500,000	12,500	(1,130)	65,000	-	-	-	76,370

Foreign currency translation loss	–	-	–	-	-	-	(12,105)	-	-	(12,105)

Net loss for the period	–	-	–	-	-	-	-	(39,374)	-	(39,374)

Balance, December 31, 2022	10,000	10	454,760,969	454,761	-	10,326,777	81,648	(12,614,269)	(46,685)	(1,797,758)

Foreign currency translation loss	–	-	–	-	-	-	(2,434)	-	-	(2,434)

Net loss for the period	–	-	–	-	-	-	-	(187,982)	-	(187,982)

Balance, March 31, 2023	10,000	10	454,760,969	454,761	-	10,326,777	79,214	(12,802,251)	(46,658)	(1,988,174)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Six months ended March 31, 2023	Six months ended March 31, 2022

OPERATING ACTIVITIES

Net loss	(227,356)	(1,017,017)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	53,376	4,692
(Gain) loss on change in fair value of derivative liabilities	(143,802)	329,643
Common stock issued or issuable for services	76,370	429,003

Changes in non-cash operating assets and liabilities:
Amounts receivable	(186)	220
Prepaid expenses and deposits	55,082	(68,100)
Inventory	(9,543)	-
Accounts payable and accrued liabilities	69,736	61,791
Due to related parties	72,559	55,450

Net cash used in operating activities	(53,764)	(204,318)

FINANCING ACTIVITIES

Proceeds from issuance of convertible note	50,000	30,000
Proceeds from issuance of shares	-	118,500
Proceeds from loans from related party	16,270	66,912
Repayment of loans from related parties	-	(14,846)

Net cash provided by financing activities	66,270	200,566

Effect of foreign exchange rate changes on cash	(13,136)	(18,503)

Change in cash	(630)	(22,255)

Cash, beginning of period	8,016	25,300

Cash, end of period	7,386	3,045

Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

1.	Nature of Business and Continuance of Operations

Pharmagreen Biotech Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007, under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger (“Articles”) with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc. The Company was previously in the business of providing technical advisory and appraisals to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts. Pursuant to a Share Exchange Agreement with WFS Pharmagreen Inc. (“WFS”) on May 2, 2018, the Company changed its name to Pharmagreen Biotech Inc. and changed its principal business to the production of starter plantlets for the North American high CBD hemp and medical cannabis industries through the application of the proprietary plant tissue culture in vitro process called “Chibafreen”. This proprietary process will produce plantlets that will be genetically identical and free of pests and disease free with consistent and certifiable constituent properties. In 2022, the cannabis market in California and other states entered into a regression stage with the prices of the sun grown raw materials dropping below production costs including diminished demand for the sun grown material. Focusing on immediate revenues since Q2 2023, the Company has transitioned into a nutraceutical company formulating products from blends of therapeutic plants and fungi for sale.

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2023, the Company has earned insignificant revenues from operations, has a working capital deficit of $1,986,349, and has an accumulated deficit of $12,802,251. During the six months ended March 31, 2023, the Company incurred a net loss of $227,356 and used cash flows for operations of $53,764. Furthermore, the Company has defaulted on other convertible notes. These factors raise substantial doubt about or regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

2.	Significant Accounting Policies

(a)	Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and six month periods ended March 31, 2023, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

2.	Significant Accounting Policies (continued)

(b)	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP and are expressed in U.S. dollars. These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, WFS Pharmagreen Inc. (“WFS”), and its dormant 89.7% owned subsidiary 1155097 BC Ltd. (“115BC”), companies incorporated in British Columbia, Canada. All inter-company accounts and transactions have been eliminated. The Company’s fiscal year-end is September 30.

(c)	Use of Estimates and Judgments

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the equity component of convertible notes, fair value of derivative liabilities, fair value of stock-based payments, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience, and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

The Company applies judgment in the application of the going concern assumption which requires management to take into account all available information about the future, which is at least, but not limited to 12 months from the end of the reporting period.

(d)	Derivative Liabilities

The Company reviews the terms of convertible debt issuances to determine whether there are embedded derivative instruments, including embedded conversion options, which are required to be bifurcated and accounted for separately as derivative financial instruments. In circumstances where the host instrument contains more than one embedded derivative instrument, including the conversion option, that is required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

Bifurcated embedded derivatives are initially recorded at fair value and are then revalued at each reporting date with changes in the fair value reported as non-operating income or expense. When the equity or convertible debt instruments contain embedded derivative instruments that are to be bifurcated and accounted for as liabilities, the total proceeds received are first allocated to the fair value of all the bifurcated derivative instruments. The remaining proceeds, if any, are then allocated to the host instruments themselves, usually resulting in those instruments being recorded at a discount from their face value. The discount from the face value of the convertible debt, together with the stated interest on the instrument, is amortized over the life of the instrument through periodic charges to interest expense.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

The Company has adopted a sequencing approach to allocating its authorized and unissued shares when the number of such shares is insufficient to satisfy all convertible instruments or option type contracts that may be settled in shares. Specifically, the Company allocates it authorized and unissued shares based on the inception date of each instrument, with shares allocated first to those instruments with the earliest inception dates. Instruments with later inception dates for which no shares remain to be allocated are reclassified to asset or liability.

(e)	Revenue Recognition

The Company generates revenues from its proprietary blend of therapeutic plants and fungi, a nutraceutical wellness product.

The Company accounts for its revenue transactions under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). In accordance with ASC Topic 606, the Company recognizes revenues when its customers obtain control of its product for an amount that reflects the consideration it expects to receive from its customers in exchange for that product. To determine revenue recognition for contracts that are determined to be in scope of ASC Topic 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. Once the contract is determined to be within the scope of ASC Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when such performance obligation is satisfied.

The transaction price is based on the consideration that the Company expects to receive in exchange for its products and includes the fixed per-unit price of the product and variable consideration in the form of trade credits, vouchers, and rebates. The per-unit price is based on the Company’s established wholesale acquisition cost less a contractually agreed upon distributor discount with the customer.

(f)	Loss Per Share

The Company computes loss per share in accordance with ASC 260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at March 31, 2023, there were 378,286,238 (September 30, 2022 – 218,657,662) potentially dilutive shares outstanding.

(g)	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its condensed consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Inventory

Inventory consisted of finished goods held with third party distributors. At March 31, 2023, the carrying value of inventory was $9,543.

4.	Promissory Note Receivable

On February 5, 2023, the Company terminated the Memorandum of Understanding (“MOU”) described in Note 13. The advance of $88,850 was converted into a promissory note receivable bearing no interest until September 30, 2025.

The Company determines the allowance for credit loss (“ACL”) for loans receivable based on past loan loss experience, known and inherent risks, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), and economic conditions. The process is inherently subject to significant change as it required material estimates. As at March 31, 2023, and September 30, 2022, the Company had $nil and $88,850, respectively, of loan receivable and no related ACL recorded, respectively.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	March 31, 2023 $	September 30, 2022 $

Accounts payable	690,714	644,970
Accrued interest payable	108,898	79,906

	799,612	724,876

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

6.	Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement. The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At March 31, 2023, the Company has recorded accrued interest payable of $13,402 (September 30, 2022 - $11,408) and the promissory note is in default. Refer to Note 14(b).

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at March 31, 2023, the balance owing is $29,582 (Cdn$40,000) (September 30, 2022 - $29,252 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

(c)

On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid for financing costs, resulting in net proceeds to the Company of $75,000. The note was due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. On August 2, 2022, the lender was ordered to surrender all common stock of the Company for cancellation, and surrender conversion rights for all remaining convertible notes pursuant to a judgement filed by SEC with the United States District Court, Southern District of New York against the lender. As a result, the Company received and cancelled 660,300 shares of common stock and the conversion rights embedded in the convertible note was relinquished. As a result, the convertible note of $59,077 was reclassified from a convertible note payable to loans payable and its derivative liability of $163,760 was derecognized. In addition, the derecognition of the default penalty of $53,007 that was previously recognized and the fair value of the 660,300 shares of common stock of $4,606 were recognized as a recovery of default penalties during the year ended September 30, 2022.

As at March 31,2023, the principal balance owing is $59,077 (September 30, 2022 - $59,077) and the Company has recorded interest payable of $27,190 (September 30, 2022 - $23,664).

7.	Convertible Notes

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

7.	Convertible Notes (continued)

As of March 31, 2023, the carrying value of the convertible notes was $26,800 (September 30, 2022 - $17,799) and had an unamortized discount of $268 (September 30, 2022 - $9,269). During the six months ended March 31, 2023, the Company recorded accretion expense of $9,001 (2022 - $3,963).

(b)

On January 22, 2020, the Company entered into a convertible note with an unrelated party for $78,750, of which $9,750 was paid directly to third parties for financing costs, resulting in proceeds to the Company of $69,000. The note was due on January 22, 2021, and bears interest on the unpaid principal balance at a rate of 10% per annum, payable in common stock, which increases to 24% per annum upon default of the note. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to 65% of the lowest trading price during the 20-trading day period ending on the latest complete trading day prior to the conversion date. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $75,179. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $68,500, resulting in a loss on change in fair value of derivative liabilities of $6,679, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $78,750.

The financing costs were netted against the convertible note and are being amortized over the term using the effective interest rate method. During the year ended September 30, 2020, the Company defaulted on the convertible note and recognized accretion expense of $78,250. On January 22, 2021, the Company failed to repay the note upon maturity and is currently in default.

As at March 31, 2023, the carrying value of the convertible note was $78,750 (September 30, 2022 - $78,750) and the fair value of the derivative liability was $112,616 (September 30, 2022 - $260,908).

(c)

On March 11, 2022, the Company entered into a convertible note with an unrelated party for $30,000, with an advance on January 18, 2022, for the full amount. The note is due on January 18, 2023, and bears interest on the unpaid principal balance at a rate of 10% per annum. The note may be converted at any time after the date of issuance into shares of Company’s common stock at a conversion price equal to the closing price on the day of receiving the notice to convert. In connection with the issuance of the above convertible note, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $15,011, which reduced the carrying value of the convertible note to $14,989. The carrying value will be accreted over the term of the convertible note up to its face value of $30,000.

As of March 31, 2023, the carrying value of the convertible notes was $30,000 (September 30, 2022 - $23,489), had an unamortized discount of $nil (September 30, 2022 - $6,511), and the fair value of the derivative liability was $12,845 (September 30, 2022 - $10,486). During the six months ended March 31, 2023, the Company recorded accretion expense of $6,512 (2022 - $729).  On January 18, 2023, the Company failed to repay the note upon maturity and is currently in default.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

7.	Convertible Notes (continued)

(d)

On November 2, 2022, the Company entered into a secured convertible note with an unrelated party for proceeds of $50,000. The note is due on May 1, 2023 (subsequently defaulted upon maturity) and bears a one-time interest charge of 10% automatically accrued on the issuance date. The one-time interest charge was netted against the convertible note and is being amortized over the term using the effective interest rate method. Stringent pre-payment terms of 25% apply and any amount of principal or interest on the note which is not paid when due shall bear interest at 22% per annum or the highest rate permitted by law.

The note may be converted at any time after March 2, 2023, which was 120 days following the date of issuance, into shares of Company’s common stock at a conversion price equal 57.5% of the average of the 3 lowest trading prices during the 15-trading day period prior to the conversion date. On March 2, 2023, the Company evaluated the conversion option for derivative treatment under ASC 815-15, Derivatives and Hedging, and determined the conversion feature qualified as derivatives. The Company classified the conversion feature as a derivative liability at fair value. The initial fair value of the conversion feature was determined to be $48,419. The Company recognized the maximum intrinsic value of the embedded beneficial conversion feature of $44,500, resulting in a loss on change in fair value of derivative liabilities of $3,919, and reduced the carrying value of the convertible note to $500. The carrying value will be accreted over the term of the convertible note up to its face value of $50,000.

As of March 31, 2023, the carrying value of the convertible notes was $38,364 (September 30, 2022 - $nil), had an unamortized discount of $11,636 (September 30, 2022 - $nil), and the fair value of the derivative liability was $46,631. During the six months ended March 31, 2023, the Company recorded accretion expense of $37,863 (2022 - $nil).

8.	Derivative Liabilities

The embedded conversion option of the Company’s convertible notes described in Note 7 contain a conversion feature that qualifies for embedded derivative classification. The fair value of this liability will be re-measured at the end of every reporting period and the change in fair value will be reported in the statement of operations as a gain or loss on change in fair value of derivative liabilities. The table below sets forth a summary of changes in the fair value of the Company’s Level 3 financial liabilities:

$
Balance, September 30, 2022	271,394

Additions	48,419
Change in fair value of embedded conversion option	(147,721)

Balance, March 31, 2023	172,092

The Company uses Level 3 inputs for its valuation methodology for the embedded conversion option liabilities as their fair values were determined by using the binomial model based on various assumptions. Significant changes in any of these inputs in isolation would result in a significant change in the fair value measurement. As required, these are classified based on the lowest level of input that is significant to the fair value measurement. The following table shows the inputs and assumptions used in the calculations:

	Exercise price	Stock price on measurement date	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at September 30, 2022	$0.0038	$0.01	161%	3.33%	0%	0.26
As at March 31, 2023	$0.0036	$0.0048	190%	4.82%	0%	0.08

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

9.	Related Party Transactions

(a)

As at March 31, 2023, the Company owed $676,388 (Cdn$914,605) (September 30, 2022 - $588,165 (Cdn$804,285)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2023, the President of the Company provided an advance of $16,270 (Cdn$22,000) to the Company and the Company incurred consulting fees of $44,289 (2022 - $47,495) to the President of the Company.

(b)

As at March 31, 2023, the Company owed $54,356 (Cdn$73,500) (September 30, 2022 - $53,750 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at March 31, 2023, the Company owed $40,675 (Cdn$55,000) (September 30, 2022 - $40,221 (Cdn$55,000)) to the father of the President of the Company, which bears interest at 10% per annum, is unsecured and due on June 1, 2026. As of March 31, 2023, the Company recognized accrued interest of $3,388 (Cdn$4,581) (September 30, 2022 – $331 (Cdn$452)).

(d)

As at March 31, 2023, the Company owed $50,000 (September 30, 2022 - $50,000) to the father of the President of the Company, which bears interest at 10% per annum, is unsecured and due on June 1, 2026. As of March 31, 2023, the Company recognized accrued interest of $4,164 (September 30, 2022 - $387).

(e)

As at March 31, 2023, the Company owed $25,292 (Cdn$34,200) (September 30, 2022 – $25,010 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(f)

As at March 31, 2023, the Company owed $557,560 (Cdn$753,928) (September 30, 2022 – $509,610 (Cdn$696,866)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the six months ended March 31, 2023, the Company incurred consulting fees of $44,289 (2022 - $47,495) to the company controlled by the Chief Financial Officer of WFS.

10.	Common Stock

Six months ended March 31, 2023

(a)	On October 3, 2022, the Company issued 2,500,000 shares of common stock with a fair value of $27,500 for management consulting and strategic business advisory services (Note 14(g)).

(b)	On December 14, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $50,000 for product endorsement services (Note 14(h)).

Six months ended March 31, 2022

(c)	On October 21, 2021, the Company issued 4,000,000 shares of common stock at $0.025 per share for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

(d)

On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(e)	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

(f)	On January 19, 2022, the Company issued 6,800,000 shares of common stock with a fair value of $136,000 for consultation communication and media services.

(g)	On January 19, 2022, the Company issued 1,800,000 shares of common stock with a fair value of $36,000 for strategic and business development advisory services.

(h)	On January 21, 2022, the Company issued 1,000,000 shares with a fair value of $19,700 for management consulting and strategic business advisory services.

(i)	On February 10, 2022, the Company issued 1,000,000 shares of common stock with a fair value of $17,000 for market awareness services.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

11.	Preferred Stock

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

12.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2022	58,722,500	0.05

Expired	(23,422,500)	0.05

Balance, March 31, 2023	35,300,000	0.05

As at March 31, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

2,500,000	$0.05	April 5, 2023
600,000	$0.05	April 7, 2023
1,000,000	$0.05	April 12, 2023
2,250,000	$0.05	April 15, 2023
5,100,000	$0.05	July 1, 2023
500,000	$0.05	July 19, 2023
500,000	$0.05	July 24, 2023
2,000,000	$0.05	September 15, 2023
650,000	$0.05	January 19, 2024
4,800,000	$0.05	May 19, 2024
2,400,000	$0.05	May 20, 2024
10,000,000	$0.05	May 26, 2024
2,000,000	$0.05	May 27, 2024
1,000,000	$0.05	May 30, 2024
35,300,000

13.	Memorandum of Understanding

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

On February 5, 2023, the Company terminated the MOU. The advance of $88,850 was converted into a note bearing no interest until September 30, 2025 (Note 4).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

14.	Commitments and Contingency

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at March 31, 2023, the Company received advances of $55,466 (Cdn$75,000) (September 30, 2022 - $54,847 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

(b)

On November 22, 2019, the Company entered into an equity purchase agreement with an unrelated party, whereby the third party is to purchase up to $10,000,000 of the Company’s common stock. The equity purchase agreement is effective for a term of 2 years from the effective date of the registration statement. The purchase price would be 85% of the market price. In return, the Company issued a promissory note of $40,000 (Refer to Note 6(a)). In addition, the Company is required to pay an additional commitment fee of $10,000, of which $5,000 was paid upon signing the term sheet and the remaining $5,000 is due upon completion of the first tranche of the financing.

On March 10, 2021, the noteholder filed a Notice of Motion for Summary Judgement in Lieu of Complaint (the “Notice”) with the State of New York Supreme Court, County of New York for $40,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. On July 31, 2021, the Notice was dismissed without prejudice by the State of New York Supreme Court. On September 23, 2021, the noteholder filed a new Notice of Motion for Summary Judgement in Lieu of Complaint with the State of New York Supreme Court, County of New York for $44,504 plus interest at the rate of 10% per annum from January 6, 2021, plus costs. The plaintiff filed for an oral argument which was heard by the State of New York Supreme Court on September 15, 2022, and is pending a final decision. The Company believes that the claim has no merit and intends to defend its position vigorously.

(c)

On May 2, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 7,000,000 shares of common stock in exchange for market awareness services. On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 pursuant to the agreement. As at March 31, 2023, the Company recognized $nil (September 30, 2022 - $15,191) in prepaid expenses and deposits. During the six months ended March 31, 2023, the Company recognized consulting fees of $15,191 (2022 - $nil) pursuant to the agreement.

(d)

On May 20, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,000,000 shares of common stock in exchange for public relations and communications services. If both parties agree to continue the agreement for another 6 months, the Company will issue common stock of the Company with a fair value of $80,000. On August 22, 2022, the Company issued 9,000,000 shares of common stock with a fair value of $81,000 pursuant to the agreement. As at March 31, 2023, the Company recognized $nil (September 30, 2022 - $21,481) in prepaid expenses and deposits. During the six months ended March 31, 2023, the Company recognized consulting fees of $21,481 (2022 - $nil) pursuant to the agreement.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

March 31, 2023

(Expressed in U.S. dollars)

(Unaudited)

14.	Commitments and Contingency (continued)

(f)

On September 8, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,500,000 shares of common stock in exchange for corporate development, investor, media, public relations, and marketing services. On September 13, 2022, the Company issued 9,500,000 shares of common stock with a fair value of $85,500 pursuant to the agreement. As at March 31, 2023, the Company recognized $nil (September 30, 2022 - $75,050) in prepaid expenses and deposits. During the six months ended March 31, 2023, the Company recognized consulting fees of $75,050 (2022 - $nil) pursuant to the agreement.

(g)

On September 15, 2022, the Company entered into a consulting agreement with a twelve-month term. Pursuant to the agreement, the Company agreed to issue 2,500,000 shares of common stock in exchange for management consulting and strategic business advisory services. On October 3, 2022, the Company issued 2,500,000 shares of common stock with a fair value of $27,500 pursuant to the agreement (Note 10(a)). As at March 31, 2023, the Company recognized $12,619 (September 30, 2022 - $nil) in prepaid expenses and deposits. During the six months ended March 31, 2023, the Company recognized consulting fees of $13,751 (2022 - $nil) pursuant to the agreement.

(h)

On November 28, 2022, the Company entered into a product endorsement agreement with Tyrell Crosby for an eighteen-month term. Pursuant to the agreement, the Company agreed to issue 10,000,000 shares of common stock in exchange for product endorsement services. On December 14, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $50,000 pursuant to the agreement (Note 10(b)), which are restricted for sale until 6 months from the issuance date. As at March 31, 2023, the Company recognized $38,687 (September 30, 2022 - $nil) in prepaid expenses and deposits.  During the six months ended March 31, 2023, the Company recognized consulting fees of $11,313 (2022 - $nil) pursuant to the agreement.

15.	Subsequent Event

Subsequent to March 31, 2023, a total of 6,350,000 share purchase warrants with an exercise price of $0.05 per share expired unexercised.

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

In 2022, the Cannabis market in California entered a regression stage with prices for the raw materials dropping below production costs including greatly diminished demand for the sun grown raw material. Because of the current state of the Cannabis market in California, the Company terminated the MOU during to the six months ended March 31, 2023. The Company will revisit the development of the biotech complex infrastructure that will be capable of producing tissue cultured high CBD hemp starter plantlets, once the economy turns around.

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

Pharmagreen’s first new product, MaxGenomic(TM) Supplement, is a proprietary blend, formulated in the U. S. A., of nine medicinal mushrooms and six medicinal plants to help support the human mind and body. This supplement is produced in a U.S.A cGMP facility, in enteric capsules to enhance the bioavailability of the MaxGenomic(TM) supplement.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion on the Company’s or our audited financial statements for the latest year ended September 30, 2022, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at March 31, 2023, the Company has a working capital deficit of $1,986,349 and an accumulated deficit of $12,802,251. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of March 31, 2023, we had $7,386 in cash, amounts receivable of $569, and prepaid expenses and deposits of $56,640, as compared to $8,016 in cash, amounts receivable of $383 and prepaid expenses and deposits of $200,572 as of September 30, 2022. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended March 31, 2023

We had insignificant revenue for the three months ended March 31, 2023 and no revenue for the three months ended March 31, 2022.

Operating expenses in the three months ended March 31, 2023 were $120,227 as compared to operating expenses for the three months ended March 31, 2022 of $458,860.  The net decrease in expenses during the current period is mainly due to the decrease in consulting fees from $424,363 in 2022 to $84,128 in 2023.

We had a comprehensive loss of $190,416 during the three months ended March 31, 2023, compared to a comprehensive loss of $1,053,211 during the three months ended March 31, 2022. The decrease in comprehensive loss in 2023 was mainly attributable to a decrease in operating expenses of $338,633 and a change in fair value of derivative liabilities from a loss of $563,917 in 2022 to a loss of $17,149 in 2023, which resulted from fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the three months ended March 31, 2023 and 2022, we recognized net loss of $187,982 and $1,035,741, respectively.

Six Months Ended March 31, 2023

We had insignificant revenue for the six months ended March 31, 2023 and no revenue for the six months ended March 31, 2022.

Operating expenses in the six months ended March 31, 2023 were $301,320 as compared to operating expenses for the six months ended March 31, 2022 of $662,520.  The net decrease in expenses during the current period is mainly due to the decrease in consulting fees from $563,891 in 2022 to $224,033 in 2023.

We had a comprehensive loss of $190,416 during the three months ended March 31, 2023, compared to a comprehensive loss of $1,053,211 during the three months ended March 31, 2022. The decrease in comprehensive loss in 2023 was mainly attributable to a decrease in operating expenses of $338,633 and a change in fair value of derivative liabilities from a loss of $563,917 in 2022 to a loss of $17,149 in 2023, which resulted from fluctuations of the derivative liability due to the floating rates attached to the conversion rights of the convertible debt.

During the three months ended March 31, 2023 and 2022, we recognized a net loss of $187,982 and $1,035,741, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Turner, Stone & Company, L.L.P., our independent auditors, are not required to and have not performed an assessment of our internal controls over financial reporting.

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

Pharmagreen Biotech Inc.

Dated May 19, 2023	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

