Form 10-Q
period 2023-06-30
Pharmagreen Biotech Inc.
filed 2023-08-14
CIK 1435181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2023, we had 501,460,969 shares of common stock issued and outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Financial Statements

For the Nine Months Ended June 30, 2023

(Expressed in U.S. Dollars)

(Unaudited)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2023	September 30, 2022
	$	$
	(Unaudited)
Assets

Current assets

Cash	5,315	8,016
Amounts receivable	606	383
Inventory (Note 3)	9,247	-
Prepaid expenses and deposits (Note 14(d))	36,295	200,572

Total current assets	51,463	208,971

Promissory note receivable (Note 4)	88,850	-

Total assets	140,313	208,971

Liabilities and Stockholders’ Deficit

Current liabilities

Accounts payable and accrued liabilities (Notes 5 and 9)	837,390	724,876
Advances from Alliance Growers Corp. (Note 14(a))	56,604	54,847
Loans payable (Note 6)	129,266	99,077
Convertible notes – current portion, net of unamortized discount of $nil and $15,780, respectively (Note 7)	150,605	120,038
Derivative liabilities (Notes 7 and 8)	215,649	271,394
Due to related parties (Note 9)	782,231	641,915

Total current liabilities	2,171,745	1,912,147

Convertible notes, net of unamortized discount of $nil and $nil, respectively (Note 7)	27,068	-
Loans payable (Note 6)	-	29,252
Loans payable to related parties (Note 9)	92,535	90,221

Total liabilities	2,291,348	2,031,620

Stockholders’ deficit

Preferred stock Authorized: 1,000,000 shares, $0.001 par value; 10,000 shares issued and outstanding (Note 11)	10	10
Common stock Authorized: 2,000,000,000 shares, $0.001 par value; 463,960,969 and 442,260,969 shares issued and outstanding, respectively (Note 10)	463,961	442,261
Common stock issuable	-	1,130
Additional paid-in capital (Note 10)	10,348,527	10,261,777
Accumulated other comprehensive income	48,334	93,753
Accumulated deficit	(12,965,156)	(12,574,895)

Total Pharmagreen Biotech Inc. stockholders’ deficit	(2,104,324)	(1,775,964)

Non-controlling interest	(46,711)	(46,685)

Total stockholders’ deficit	(2,151,035)	(1,822,649)

Total liabilities and stockholders’ deficit	140,313	208,971

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Expressed in U.S. dollars)

(Unaudited)

	Three months ended June 30, 2023 $	Three months ended June 30, 2022 $	Nine months ended June 30, 2023 $	Nine months ended June 30, 2022 $

Revenue	597	-	1,560	-
Cost of sales	389	-	1,374	-

Gross profit	208	-	186	-

Expenses

Advertising and promotion	16,576	-	29,232	-
Consulting fees (Note 9 and 14)	51,472	198,081	275,505	761,972
Foreign exchange gain (loss)	3,540	12,310	(24)	9,229
General and administrative	(3,264)	16,345	28,918	64,462
Professional fees	12,010	10,186	44,369	53,760
Salaries and wages	1,859	4,296	5,513	14,315

Total expenses	82,193	241,218	383,513	903,738

Net loss before other income (expenses)	(81,985)	(241,218)	(383,327)	(903,738)

Other income (expense)

Accretion of discount on convertible notes (Note 7)	(11,904)	(6,156)	(65,280)	(10,848)
Interest and finance costs (Note 6 and 7)	(8,220)	(10,757)	(24,660)	(30,919)
Gain (loss) on change in fair value of derivative liabilities (Note 8)	(66,738)	510,066	77,064	180,423
Gain on settlement of convertible note	5,916	-	5,916	-

Total other income (expense)	(80,946)	493,153	(6,960)	138,656

Net income (loss)	(162,931)	251,935	(390,287)	(765,082)

Less: net loss attributable to non-controlling interest	26	-	26	-

Net income (loss) attributable to Pharmagreen Biotech Inc.	(162,905)	251,935	(390,261)	(765,082)

Comprehensive income (loss)

Foreign currency translation gain (loss)	(30,880)	40,885	(45,419)	20,952

Comprehensive income (loss) attributable to Pharmagreen Biotech Inc.	(193,785)	292,820	(435,680)	(744,130)

Basic and diluted (loss) earnings per share attributable to Pharmagreen Biotech Inc. stockholders	(0.00)	0.00	(0.00)	(0.00)

Weighted average number of shares outstanding used in the calculation of net earnings (loss) per share attributable to Pharmagreen Biotech Inc.
Basic	445,095,035	406,566,324	452,930,932	395,041,232
Diluted	445,095,035	613,471,911	452,930,932	395,041,232

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(Expressed in U.S. dollars)

(Unaudited)

	Preferred stock		Common stock		Common stock issuable	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Non -controlling interest	Total stockholders’ deficit
	shares	Amount	shares	Amount	Amount	Amount	Amount	Amount	Amount	Amount
Balance, September 30, 2021	10,000	10	381,171,269	381,171	-	9,680,572	(8,378)	(11,699,417)	(46,658)	(1,692,700)

Issuance of shares for cash, net of issuance costs	-	-	4,000,000	4,000	-	88,000	-	-	-	92,000

Foreign currency translation loss	-	-	-	-	-	-	(2,463)	-	-	(2,463)

Net income for the period	-	-	-	-	-	-	-	18,724	-	18,724

Balance, December 31, 2021	10,000	10	385,171,269	385,171	-	9,768,572	(10,841)	(11,680,693)	(46,658)	(1,584,439)

Issuance of shares for cash	-	-	1,450,000	1,450	-	25,050	-	-	-	26,500

Issuance of shares for services	-	-	10,600,000	10,600	-	198,100	-	-	-	208,700

Foreign currency translation loss	-	-	-	-	-	-	(17,470)	-	-	(17,470)

Net loss for the period	-	-	-	-	-	-	-	(1,035,741)	-	(1,035,741)

Balance, March 31, 2022	10,000	10	397,221,269	397,221	-	9,991,722	(28,311)	(12,716,434)	(46,658)	(2,402,450)

Issuance of common stock for services	-	-	7,000,000	7,000	-	77,700	-	-	-	84,700

Issuance of shares for cash	-	-	20,200,000	20,200	-	48,300	-	-	-	68,500

Common stock issuable for services	-	-	-	-	18,692	-	-	-	-	18,692

Foreign currency translation gain	-	-	-	-	-	-	40,885	-	-	40,885

Net income for the period	-	-	-	-	-	-	-	251,935	-	251,935

Balance, June 30, 2022	10,000	10	424,421,269	424,421	18,692	10,117,722	12,574	(12,464,499)	(46,658)	(1,937,738)

Balance, September 30, 2022	10,000	10	442,260,969	442,261	1,130	10,261,777	93,753	(12,574,895)	(46,685)	(1,822,649)

Issuance of common stock for services	-	-	12,500,000	12,500	(1,130)	65,000	-	-	-	76,370

Foreign currency translation loss	-	-	-	-	-	-	(12,105)	-	-	(12,105)

Net loss for the period	-	-	-	-	-	-	-	(39,374)	-	(39,374)

Balance, December 31, 2022	10,000	10	454,760,969	454,761	-	10,326,777	81,648	(12,614,269)	(46,685)	(1,797,758)

Foreign currency translation loss	-	-	-	-	-	-	(2,434)	-	-	(2,434)

Net loss for the period	-	-	-	-	-	-	-	(187,982)	-	(187,982)

Balance, March 31, 2023	10,000	10	454,760,969	454,761	-	10,326,777	79,214	(12,802,251)	(46,685)	(1,988,174)

Issuance of common stock pursuant to the conversion of convertible notes	-	-	9,200,000	9,200	-	21,750	-	-	-	30,950

Foreign currency translation loss	-	-	-	-	-	-	(30,880)	-	-	(30,880)

Net loss for the period	-	-	-	-	-	-	-	(162,905)	(26)	(162,931)

Balance, June 30, 2023	10,000	10	463,960,969	463,961	-	10,348,527	48,334	(12,965,156)	(46,711)	(2,151,035)

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Condensed Consolidated Statements of Cash Flows

(Expressed in U.S. dollars)

(Unaudited)

	Nine months ended June 30, 2023	Nine months ended June 30, 2022

OPERATING ACTIVITIES

Net loss	(390,287)	(765,082)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount on convertible notes	65,280	10,848
Gain on change in fair value of derivative liabilities	(77,064)	(180,423)
Common stock issued or issuable for services	76,370	312,092
Financing fees	540	-
Gain on settlement of convertible note	(5,916)	-

Changes in non-cash operating assets and liabilities:
Amounts receivable	(223)	(26)
Prepaid expenses and deposits	75,427	180,899
Inventory	(9,247)	-
Accounts payable and accrued liabilities	112,514	71,850
Due to related parties	106,354	35,533

Net cash used in operating activities	(46,252)	(334,309)

FINANCING ACTIVITIES

Proceeds from issuance of convertible note	50,000	30,000
Proceeds from issuance of units	-	75,000
Proceeds from issuance of shares	-	112,000
Proceeds from loans from related party	33,962	111,554
Repayment of loans from related parties	-	(14,846)

Net cash provided by financing activities	83,962	313,708

Effect of foreign exchange rate changes on cash	(40,411)	19,563

Change in cash	(2,701)	(1,038)

Cash, beginning of period	8,016	25,300

Cash, end of period	5,315	24,262

Non-cash investing and financing:

Common shares issued for settlement of convertible notes and accrued interest	30,950	-
Derivative liability upon issuance of convertible notes	-	15,011
Supplemental disclosures:

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these unaudited condensed consolidated financial statements)

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

1.           Nature of Business and Continuance of Operations

Pharmagreen Biotech Inc. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on November 26, 2007, under the name Azure International, Inc. On October 30, 2008, and effective as of the same date, the Company filed Articles of Merger (“Articles”) with the Secretary of State of the State of Nevada, to effect a merger by and between Air Transport Group Holdings, Inc., a Nevada corporation and Azure International, Inc. As a result of the merger, the Company changed its name to Air Transport Group Holdings, Inc. The Company was previously in the business of providing technical advisory and appraisals to the aircraft and aviation business as well as providing sourcing for aircraft leases and parts. Pursuant to a Share Exchange Agreement with WFS Pharmagreen Inc. (“WFS”) on May 2, 2018, the Company changed its name to Pharmagreen Biotech Inc. and changed its principal business to the production of starter plantlets for the North American high CBD hemp and medical cannabis industries through the application of the proprietary plant tissue culture in vitro process called “Chibafreen”. This proprietary process may produce plantlets that will be genetically identical and free of pests and disease free with consistent and certifiable constituent properties. In 2022, the cannabis market in California and other states entered into a regression stage with the prices of the sun grown raw materials dropping below production costs including diminished demand for the sun grown material.  Focusing on immediate revenues since Q2 2023, the Company has transitioned into a nutraceutical company formulating products from blends of therapeutic plants and fungi for sale.

Going Concern

These condensed consolidated financial statements have been prepared on the going concern basis, which assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2023, the Company has earned insignificant revenues from operations, has a working capital deficit of $2,120,282, and has an accumulated deficit of $12,965,156. During the nine months ended June 30, 2023, the Company incurred a net loss of $390,261 and used cash flows for operations of $46,252. Furthermore, the Company has defaulted on other convertible notes.  These factors raise substantial doubt upon the Company’s ability to continue as a going concern. These consolidated financial statements do not reflect any adjustments that may be necessary if the Company is unable to continue as a going concern.

2.           Significant Accounting Policies

(a)          Interim Financial Statements

These unaudited condensed consolidated financial statements as of and for the three and nine month periods ended June 30, 2023, have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and the interim reporting rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s latest Annual Report filed with the SEC on Form 10-K. These condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

2.           Significant Accounting Policies (continued)

(d)          Derivative Liabilities (continued)

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

(f)          Loss Per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing the loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at June 30, 2023, there were 484,408,281 (September 30, 2022 – 218,657,662) potentially dilutive shares outstanding.

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

3.	Inventory

Inventory consisted of finished goods held at held with third party distributors. At June 30, 2023, the carrying value of inventory was $9,247.

4.	Promissory Note Receivable

On February 5, 2023, the Company terminated the Memorandum of Understanding (“MOU”) described in Note 13.  The advance of $88,850 was converted into a note bearing no interest until September 30, 2025.

The Company determines the allowance for credit loss (“ACL”) for loans receivable based on past loan loss experience, known and inherent risks, adverse situations that may affect the borrower’s ability to repay (including the timing of future payment), and economic conditions. The process is inherently subject to significant change as it required material estimates. As at June 30, 2023, and September 30, 2022, the Company had $88,850 and $nil, respectively, of loan receivable and no related ACL recorded, respectively.

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consists of the following:

	June 30, 2023 $	September 30, 2022 $

Accounts payable	697,110	644,970
Accrued interest payable	140,280	79,906

	837,390	724,876

6.	Loans Payable

(a)

On November 22, 2019, the Company entered into a promissory note with an unrelated party for $40,000 in connection with an equity purchase agreement. The promissory note is unsecured, was due on November 30, 2020, and bears interest on the unpaid principal balance at a rate of 10% per annum. At June 30, 2023, the Company has recorded accrued interest payable of $14,399 (September 30, 2022 - $11,408) and the promissory note is in default. Refer to Note 14(b).

(b)

On April 22, 2020, the Company received a loan for Cdn$40,000 from the Government of Canada under the Canada Emergency Business Account program (“CEBA”). As at June 30, 2023, the balance owing is $30,189 (Cdn$40,000) (September 30, 2022 - $29,252 (Cdn$40,000)). These funds are interest free until December 31, 2023, at which time the remaining balance will convert to a 2-year term loan at an interest rate of 5% per annum. If the Company repays the loan prior to December 31, 2023, there will be loan forgiveness of 25% of the principal balance repaid, up to a maximum of Cdn$10,000.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

6.	Loans Payable (continued)

(c)

On January 14, 2020, the Company entered into a convertible note with an unrelated party for $78,000, of which $3,000 was paid for financing costs, resulting in net proceeds to the Company of $75,000. The note was due on January 14, 2021, and bears interest on the unpaid principal balance at a rate of 12% per annum, which increases to 15% per annum upon default of the note. On August 2, 2022, the lender was ordered to surrender all common stock of the Company for cancellation, and surrender conversion rights for all remaining convertible notes pursuant to a judgement filed by the SEC with the United States District Court, Southern District of New York against the lender. As a result, the Company received and cancelled 660,300 shares of common stock and the conversion rights embedded in the convertible note was relinquished. As a result, the convertible note of $59,077 was reclassified from a convertible note payable to loans payable and its derivative liability of $163,760 was derecognized. In addition, the derecognition of the default penalty of $53,007 that was previously recognized and the fair value of the 660,300 shares of common stock of $4,606 were recognized as a recovery of default penalties during the year ended September 30, 2022.

As at June 30, 2023, the principal balance owing is $59,077 (September 30, 2022 - $59,077) and the Company has recorded interest payable of $28,952 (September 30, 2022 - $23,664).

7.	Convertible Notes

(a)

On April 4, 2018, the amount of $32,485 owed to related parties was converted to Series A convertible notes, which are unsecured, non-interest bearing, and due on April 4, 2023. On April 4, 2023, an agreement was signed to extend the maturity date of these notes to April 4, 2028. These notes are convertible in whole or in part, at any time until maturity, to common shares of the Company at $0.0001 per share. The Company evaluated the convertible notes for a beneficial conversion feature in accordance with ASC 470-20 Debt with Conversion and Other Options. The Company determined that the conversion price was below the closing stock price on the commitment date, and the convertible notes contained a beneficial conversion feature. The Company recognized the intrinsic value of the embedded beneficial conversion feature of $32,485 as additional paid-in capital and reduced the carrying value of the convertible note to $nil. The carrying value will be accreted over the term of the convertible notes up to their face value of $32,485.

During the year ended September 30, 2020, the Company issued 18,525,000 shares of common stock upon the conversion of $1,853 of Series A convertible notes. Upon conversion, the Company immediately recognized the related remaining debt discount of $1,670 as accretion expense.

As of June 30, 2023, the carrying value of the convertible notes was $27,068 (September 30, 2022 - $17,799) and had an unamortized discount of $nil (September 30, 2022 - $9,269). During the nine months ended June 30, 2023, the Company recorded accretion expense of $9,269 (2022 - $6,642).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

7.	Convertible Notes (continued)

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

As at June 30, 2023, the carrying value of the convertible note was $78,750 (September 30, 2022 - $78,750) and the fair value of the derivative liability was $144,794 (September 30, 2022 - $260,908.

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

As of June 30, 2023, the carrying value of the convertible notes was $30,000 (September 30, 2022 - $23,489), had an unamortized discount of $nil (September 30, 2022 - $6,511), and the fair value of the derivative liability was $19,306 (September 30, 2022 - $10,486). During the nine months ended June 30, 2023, the Company recorded accretion expense of $6,511 (2022 - $4,206).  On January 18, 2023, the Company failed to repay the note upon maturity and is currently in default.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

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

During the nine months ended June 30, 2023, the Company issued 9,200,000 shares of common stock with a fair value of $30,950 upon the conversion of $8,685 of the principal amount and $5,000 of accrued interest.  As a result, the Company recognized a gain of $5,916 upon the settlement of convertible debt. In connection to the conversion, the Company incurred $540 of fees which was added to the principal of the note.  As of June 30, 2023, the carrying value of the convertible notes was $41,855 (September 30, 2022 - $nil), had an unamortized discount of $nil (September 30, 2022 - $nil), and the fair value of the derivative liability was $51,549. During the nine months ended June 30, 2023, the Company recorded accretion expense of $49,500 (2022 - $nil).

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

Balance, September 30, 2022	271,394

Additions	44,500
Conversions	(23,181)
Change in fair value of embedded conversion option	(77,064)

Balance, June 30, 2023	215,649

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

	Exercise price	Stock price on measurement date	Expected volatility	Risk-free interest rate	Expected dividend yield	Expected life (in years)

As at September 30, 2022	$0.0038	$0.01	161%	3.33%	0%	0.26
As at June 30, 2023	$0.0013	$0.0018	210%	5.47%	0%	0.50

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

9.	Related Party Transactions

(a)

As at June 30, 2023, the Company owed $726,759 (Cdn$962,956) (September 30, 2022 - $588,165 (Cdn$804,285)) to the President of the Company, which is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2023, the President of the Company provided an advance of $33,962 (Cdn$45,000) to the Company and the Company incurred consulting fees of $88,833 (2022 - $70,992) to the President of the Company.

(b)

As at June 30, 2023, the Company owed $55,472 (Cdn$73,500) (September 30, 2022 - $53,750 (Cdn$73,500)) to the father of the President of the Company, which is non-interest bearing, unsecured, and due on demand.

(c)

As at June 30, 2023, the Company owed $41,509 (Cdn$55,000) (September 30, 2022 - $40,221 (Cdn$55,000)) to the father of the President of the Company, which bears interest at 10% per annum, is unsecured and due on June 1, 2026. As of June 30, 2023, the Company recognized accrued interest of $4,492 (Cdn$5,952) (September 30, 2022 – $331 (Cdn$452)).

(d)

As at June 30, 2023, the Company owed $50,000 (September 30, 2022 - $50,000) to the father of the President of the Company, which bears interest at 10% per annum, is unsecured and due on June 1, 2026. As of June 30, 2023, the Company recognized accrued interest of $5,411 (September 30, 2022 - $387).

(e)

As at June 30, 2023, the Company owed $25,292 (Cdn$33,512) (September 30, 2022 – $25,010 (Cdn$34,200)) to a company owned by the father of the President of the Company, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand.

(f)

As at June 30, 2023, the Company owed $557,560 (Cdn$738,768) (September 30, 2022 – $509,610 (Cdn$696,866)) to a company controlled by the Chief Financial Officer of WFS, which is included in accounts payable and accrued liabilities. The amount due is non-interest bearing, unsecured, and due on demand. During the nine months ended June 30, 2023, the Company incurred consulting fees of $44,417 (2022 - $70,992) to the company controlled by the Chief Financial Officer of WFS.

10.	Common Stock

Nine months ended June 30, 2023

(a)	On October 3, 2022, the Company issued 2,500,000 shares of common stock with a fair value of $27,500 for management consulting and strategic business advisory services (Note 14(g)).

(b)	On December 14, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $50,000 for product endorsement services (Note 14(h)).

(c)	On May 4, 2023, the Company issued 2,700,000 shares of common stock with a fair value of $10,800 pursuant to the conversion of $1,210 of a convertible debt and $5,000 of accrued interest (Note 7(d)).

(d)	On June 14, 2023, the Company issued 6,500,000 shares of common stock with a fair value of $20,150 pursuant to the conversion of $7,475 of a convertible debt (Note 7(d)).

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

10.	Common Stock (continued)

Nine months ended June 30, 2022

(e)	On October 21, 2021, the Company issued 4,000,000 shares of common stock at $0.025 per share for proceeds of $100,000. In connection with the financing, the Company incurred commission fees of $8,000.

(f)

On January 19, 2022, the Company issued 650,000 units at $0.01 per unit for proceeds of $6,500. Each unit is comprised of one share of common stock and one share purchase warrant exercisable at $0.05 per share of common stock expiring 24 months from the date of issuance.

(g)	On January 19, 2022, the Company issued 800,000 shares of common stock at $0.025 per share for proceeds of $20,000.

(h)	On January 19, 2022, the Company issued 6,800,000 shares of common stock with a fair value of $136,000 for consultation communication and media services.

(i)	On January 19, 2022, the Company issued 1,800,000 shares of common stock with a fair value of $36,000 for strategic and business development advisory services.

(j)	On January 21, 2022, the Company issued 1,000,000 shares with a fair value of $19,700 for management consulting and strategic business advisory services.

(k)	On February 10, 2022, the Company issued 1,000,000 shares of common stock with a fair value of $17,000 for market awareness services.

(l)	(h) On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 for market awareness services.

(m)

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

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

12.	Share Purchase Warrants

The following table summarizes the continuity of the Company’s share purchase warrants:

	Number of warrants	Weighted average exercise price $

Balance, September 30, 2022	58,722,500	0.05

Expired	(29,772,500)	0.05

Balance, June 30, 2023	28,950,000	0.05

As at June 30, 2023, the following share purchase warrants were outstanding:

Number of warrants	Exercise price	Expiry date

5,100,000	$0.05	July 1, 2023
500,000	$0.05	July 19, 2023
500,000	$0.05	July 24, 2023
2,000,000	$0.05	September 15, 2023
650,000	$0.05	January 19, 2024
4,800,000	$0.05	May 19, 2024
2,400,000	$0.05	May 20, 2024
10,000,000	$0.05	May 26, 2024
2,000,000	$0.05	May 27, 2024
1,000,000	$0.05	May 30, 2024

28,950,000

13.	Memorandum of Understanding

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

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

14.	Commitments and Contingency

(a)

Effective December 11, 2017, the Company entered into a binding Letter of Intent (“LOI”) with Alliance Growers Corp. (“Alliance”), whereby the Company will build a new cannabis biotech complex located in Deroche, British Columbia, through their subsidiary, 115BC. On January 25, 2019, the Company’s subsidiaries WFS and 115BC entered into an option agreement with Alliance, which superseded the LOI entered into on December 11, 2017. The option agreement grants an option to Alliance to purchase 10% equity interest in 115BC for Cdn$1,350,000 and previously granted a second option to purchase an additional 20% equity interest in 115BC for funding of 30% of the total construction and equipment costs for the biotech complex less Cdn$1,350,000. On January 25, 2019, 115BC issued 8 shares of common stock to Alliance upon exercise of the first option for consideration of $1,018,182 (Cdn$1,350,008), which was recognized as additional paid-in capital. The second option expired unexercised. As at June 30, 2023, the Company received advances of $56,604 (Cdn$75,000) (September 30, 2022 - $54,847 (Cdn$75,000)) from Alliance, which is unsecured, non-interest bearing, and due on demand.

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

(c)

On May 2, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 7,000,000 shares of common stock in exchange for market awareness services. On May 3, 2022, the Company issued 7,000,000 shares of common stock with a fair value of $84,700 pursuant to the agreement. As at June 30, 2023, the Company recognized $nil (September 30, 2022 - $15,191) in prepaid expenses and deposits. During the nine months ended June 30, 2023, the Company recognized consulting fees of $15,191 (2022 - $nil) pursuant to the agreement.

(d)

On May 20, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,000,000 shares of common stock in exchange for public relations and communications services. If both parties agree to continue the agreement for another 6 months, the Company will issue common stock of the Company with a fair value of $80,000. On August 22, 2022, the Company issued 9,000,000 shares of common stock with a fair value of $81,000 pursuant to the agreement. As at June 30, 2023, the Company recognized $nil (September 30, 2022 - $21,481) in prepaid expenses and deposits. During the nine months ended June 30, 2023, the Company recognized consulting fees of $21,481 (2022 - $nil) pursuant to the agreement.

PHARMAGREEN BIOTECH INC.

Notes to the Condensed Consolidated Financial Statements

June 30, 2023

(Expressed in U.S. dollars)

(Unaudited)

14.	Commitments and Contingency (continued)

(e)

On September 8, 2022, the Company entered into a consulting agreement with a six-month term. Pursuant to the agreement, the Company agreed to issue 9,500,000 shares of common stock in exchange for corporate development, investor, media, public relations, and marketing services. On September 13, 2022, the Company issued 9,500,000 shares of common stock with a fair value of $85,500 pursuant to the agreement. As at June 30, 2023, the Company recognized $nil (September 30, 2022 - $75,050) in prepaid expenses and deposits. During the nine months ended June 30, 2023, the Company recognized consulting fees of $75,050 (2022 - $nil) pursuant to the agreement.

(f)

On September 15, 2022, the Company entered into a consulting agreement with a twelve-month term. Pursuant to the agreement, the Company agreed to issue 2,500,000 shares of common stock in exchange for management consulting and strategic business advisory services. On October 3, 2022, the Company issued 2,500,000 shares of common stock with a fair value of $27,500 pursuant to the agreement (Note 10(a)). As at June 30, 2023, the Company recognized $5,819 (September 30, 2022 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2023, the Company recognized consulting fees of $20,551 (2022 - $nil) pursuant to the agreement.

(g)

On November 28, 2022, the Company entered into a product endorsement agreement with Tyrell Crosby for an eighteen-month term. Pursuant to the agreement, the Company agreed to issue 10,000,000 shares of common stock in exchange for product endorsement services. On December 14, 2022, the Company issued 10,000,000 shares of common stock with a fair value of $50,000 pursuant to the agreement (Note 10(b)), which are restricted for sale until 6 months from the issuance date. As at June 30, 2023, the Company recognized $30,476 (September 30, 2022 - $nil) in prepaid expenses and deposits. During the nine months ended June 30, 2023, the Company recognized consulting fees of $19,524 (2022 - $nil) pursuant to the agreement.

15.	Subsequent Event

On July 2, 2023, the Company defaulted on the convertible debt referenced in Note 7(d).  As a result, the Company recognized a default penalty of $20,928, which increased the principal amount due to $62,783.

Subsequent to June 30, 2023, the Company issued a total of 37,500,000 shares of common stock upon the conversion of $24,150 of a convertible note.

Subsequent to June 30, 2023, a total of 6,100,000 share purchase warrants with an exercise price of $0.05 per share expired unexercised.

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

In 2022, the Cannabis market in California entered a regression stage with prices for the raw materials dropping below production costs including greatly diminished demand for the sun grown raw material. Because of the current state of the Cannabis market in California, the Company terminated the MOU during to the nine months ended June 30, 2023. The Company will revisit the development of the biotech complex infrastructure that will be capable of producing tissue cultured high CBD hemp starter plantlets, once the economy turns around.

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

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion on the Company’s or our audited financial statements for the latest year ended September 30, 2022, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company. As at June 30, 2023, the Company has a working capital deficit of $2,147,349 and an accumulated deficit of $12,965,155. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2023, we had $5,315 in cash, amounts receivable of $606, and prepaid expenses and deposits of $36,295, as compared to $8,016 in cash, amounts receivable of $383 and prepaid expenses and deposits of $200,572 as of September 30, 2022. As of the date of this Form 10-Q, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining our planned operations. We are in the process of seeking additional equity financing in the form of private placements, loans and registration statements to fund our intended business operations.

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

Results of Operations

Three Months Ended June 30, 2023

We had insignificant revenue for the three months ended June 30, 2023, and no revenue for the three months ended June 30, 2022.

Operating expenses in the three months ended June 30, 2023, were $82,193 as compared to operating expenses for the three months ended June 30, 2022 of $241,218. The net decrease in expenses during the current period is mainly due to the decrease in consulting fees from $198,091 in 2022 to $51,472 in 2023.

We had a comprehensive loss of $193,785 during the three months ended June 30, 2023, compared to comprehensive income of $292,280 during the three months ended June 30, 2022. The increase in comprehensive loss in 2023 was mainly attributable to a change in fair value of derivative liabilities from a gain of $510,066 in 2022 to a loss of $66,738 in 2023, which resulted from fluctuations of the derivative liability due to the floating rates attached to the conversion rights of the convertible debt.

During the three months ended June 30, 2023, and 2022, we recognized a net loss of $162,931 and a net income of $251,935, respectively.

Nine Months Ended June 30, 2023

We had insignificant revenue for the nine months ended June 30, 2023, and no revenue for the nine months ended June 30, 2022.

Operating expenses in the nine months ended June 30, 2023, were $383,513 as compared to operating expenses for the nine months ended June 30, 2022, of $903,738.  The net decrease in expenses during the current period is mainly due to the decrease in consulting fees from $761,972 in 2022 to $275,505 in 2023.

We had a comprehensive loss of $435,680 during the nine months ended June 30, 2023, compared to a comprehensive loss of $744,130 during the nine months ended June 30, 2022. The decrease in comprehensive loss in 2023 was mainly attributable to a decrease in operating expenses of $520,225 and a change in fair value of derivative liabilities from a gain of $180,423 in 2022 to a gain of $77,064 in 2023, which resulted from fluctuations of the derivative liability due to the floating rates attached to the conversion rights to the convertible debt.

During the nine months ended June 30, 2023, and 2022, we recognized net loss of $390,287 and $765,082, respectively.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our Company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our Company’s principal executive officer and principal financial officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Pharmagreen Biotech Inc.

Dated August 14, 2023	By:	/s/ Peter Wojcik
Peter Wojcik
President and Director Principal Executive Officer

By:	/s/ Terry Kwan
Terry Kwan
Principal Accounting Officer

